Form 10-Q
period 2011-07-31
Teavana Holdings Inc
filed 2011-09-13
CIK 1314592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35248

TEAVANA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1946316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

3630 Peachtree Rd., Suite 1480

Atlanta, GA 30326

(Address of principal executive offices)

(404) 995-8200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.00003 par value, outstanding as of September 7, 2011 was 27,807,175 shares.

Teavana Holdings, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets as of July 31, 2011 (unaudited) and January 30, 2011	1

Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 31, 2011 (unaudited) and August 1, 2010 (unaudited)	2

Condensed Consolidated Statement of Changes in Redeemable Common Stock and Stockholders’ Deficit for the twenty-six weeks ended July 31, 2011 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 2011 (unaudited) and August 1, 2010 (unaudited)	4

Notes to the Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

Signature	32

Part I—Financial Information

Item 1. Financial Statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	July 31, 2011	January 30, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,623	$7,901
Inventory	22,720	16,928
Prepaid assets	9,466	3,441
Other current assets	2,181	1,921

Total current assets	35,990	30,191
Property and equipment, net	38,000	31,028
Goodwill	2,394	2,394
Other non-current assets	693	513

Total assets	$77,077	$64,126

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,751	$3,631
Income taxes payable	—	4,809
Series A Redeemable Preferred Stock, $.0001 par value; 10,683,333 shares authorized, issued and outstanding at July 31, 2011 and January 30, 2011	14,217	12,992
Other current liabilities	6,865	6,883

Total current liabilities	26,833	28,315

Long-term liabilities
Deferred rent	11,139	7,524
Long-term debt	5,359	1,000
Other long-term liabilities	2,997	945

Total long-term liabilities	19,495	9,469

Total liabilities	46,328	37,784

Commitments and contingencies (Note 10)	—	—
Redeemable common stock
Class B Redeemable Common Stock, $.00003 par value; 50,000,000 shares authorized, 9,005,217 issued and outstanding at July 31, 2011 and January 30, 2011	253,947	81,401
Stockholders’ deficit
Class A Common Stock, $.00003 par value; 50,000,000 shares authorized, 27,758,129 shares and 27,744,243 issued and outstanding at July 31, 2011 and January 30, 2011	1	1
Additional paid-in capital	—	—
Accumulated deficit	(223,199)	(55,060)

Total stockholders’ deficit	(223,198)	(55,059)

Total liabilities, redeemable common stock and stockholders’ deficit	$77,077	$64,126

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net sales	$31,313	$22,982	$66,253	$48,755
Cost of goods sold (exclusive of depreciation shown separately below)	12,186	9,456	24,637	19,477

Gross profit	19,127	13,526	41,616	29,278
Selling, general and administrative expense	15,367	10,809	30,125	21,609
Depreciation and amortization expense	1,428	1,060	2,703	2,033

Income from operations	2,332	1,657	8,788	5,636
Interest expense, net	742	648	1,431	1,271

Income before income taxes	1,590	1,009	7,357	4,365
Provision for income taxes	559	430	3,003	1,859

Net income	$1,031	$579	$4,354	$2,506

Net income per share:
Basic	$0.03	$0.02	$0.12	$0.07
Diluted	$0.03	$0.02	$0.12	$0.07
Weighted average shares outstanding:
Basic	36,761,649	36,749,460	36,755,555	36,749,460
Diluted	37,801,538	37,609,796	37,779,231	37,541,890

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

(unaudited, unless specified audited)

(dollars in thousands, except per share data)

	Class B Redeemable Common Stock		Total Redeemable Common Stock	Class A Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
Balance, January 30, 2011 (audited)	9,005,217	$81,401	$81,401	27,744,243	$1	$—	$(55,060)	$(55,059)
Net income	—	—	—	—	—	—	4,354	4,354
Change in fair value of class B redeemable common stock	—	172,546	172,546	—	—	(53)	(172,493)	(172,546)
Stock-based compensation	—	—	—	—	—	63	—	63
Repurchase of stock-based awards	—	—	—	—	—	(75)	—	(75)
Other	—	—	—	13,886	—	65	—	65

Balance, July 31, 2011	9,005,217	$253,947	$253,947	27,758,129	$1	$—	$(223,199)	$(223,198)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010
Cash flows from operating activities:
Net income	$4,354	$2,506
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	2,703	2,033
Non-cash interest expense	1,282	1,140
Stock-based compensation	63	68
Other	99	—
Changes in operating assets and liabilities:
Inventory	(5,792)	(875)
Prepaid assets	(5,874)	21
Other current assets	1,866	130
Accounts payable	1,164	(524)
Income taxes payable	(4,809)	(5,973)
Deferred rent	3,615	996
Other liabilities	1,018	(209)

Net cash used in operating activities	(311)	(687)
Cash flows from investing activities:
Purchase of property and equipment	(8,848)	(5,038)

Net cash used in investing activities	(8,848)	(5,038)
Cash flows from financing activities:
Proceeds from revolving credit facility	74,338	56,489
Payments on revolving credit facility	(69,979)	(52,078)
Payment of initial public offering costs	(1,110)	—
Cash paid for financing costs	(433)	—
Other	65	—

Net cash provided by financing activities	2,881	4,411

Net decrease in cash and cash equivalents	(6,278)	(1,314)
Cash and cash equivalents, beginning of fiscal period	7,901	1,314

Cash and cash equivalents, end of fiscal period	$1,623	$—

Supplemental disclosure of cash flows information:
Cash paid for interest	$126	$116
Cash paid for income taxes	9,506	7,903
Non-cash change in fair value of Class B Redeemable Common Stock	$172,546	$28,041

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

1. Business and Summary of Significant Accounting Policies

Nature of Business

Teavana Holdings, Inc. (the “Company” or “Teavana”) is a specialty retailer offering more than 100 varieties of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise. The Company believes it is one of the world’s largest branded, multi-channel specialty tea retailers. Teavana offers products through 179 company-owned stores in 36 states and 18 franchised stores primarily in Mexico, as well as through its website, www.teavana.com.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) guidance for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes thereto for the fiscal year ended January 30, 2011 included in the Company’s Registration Statement on Form S-1 (File No. 333-173775), as amended (the “Registration Statement”). The accompanying condensed consolidated unaudited financial statements present results of operations for the thirteen weeks ended July 31, 2011 and August 1, 2010, respectively, and the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively. These results are not necessarily indicative of the results that may be achieved for the year ending January 29, 2012, or any other period.

Principles of Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Sunday nearest to January 31 of the following year. These condensed consolidated financial statements include the 13 weeks and 26 weeks in each of the periods ending July 31, 2011 and August 1, 2010, respectively.

Seasonality

The Company’s business is seasonal and has historically realized a higher portion of net sales, net income and operating cash flows in the fourth fiscal quarter due primarily to the holiday selling season. As a result, the Company’s working capital requirements fluctuate during the year increasing in the second and third fiscal quarters in anticipation of this peak selling season.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently adopted accounting pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28 to Topic 350—Intangibles—Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective starting in the first quarter of 2011 with early adoption not permitted. Adoption of ASU 2010-28 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting pronouncements not yet adopted by the Company

In May 2011, the FASB issued ASU No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends certain accounting and disclosure requirements related to fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the guidance and has not yet determined the impact the adoption will have on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05—Presentation of Comprehensive Income (“ASU 2011-05”), which was issued to enhance comparability between entities that report under US GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity as a single line item, but requires presentation of the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2012. Early adoption of the new guidance is permitted and full retrospective application is required. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of the ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not applicable to the Company. Additionally, there were various other accounting standards and interpretations issued during the thirteen weeks ended July 31, 2011 that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

2. Property and Equipment

Property and equipment consists of the following:

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

	July 31, 2011	January 30, 2011
Leasehold improvements	$46,759	$38,282
Equipment	7,515	6,395

	54,274	44,677
Less—Accumulated depreciation	(16,274)	(13,649)

Property and equipment, net	$38,000	$31,028

Depreciation expense was $1,423 and $1,045 for the thirteen weeks ended July 31, 2011 and August 1, 2010, respectively, and $2,692 and $1,998 for the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively.

3. Long-term Debt

On June 12, 2008, the Company established a three-year revolving credit facility by entering into a loan and security agreement (the “Amended Credit Agreement”) with Fifth Third Bank. On April 22, 2011, the Company entered into an amendment to the Credit Agreement that increased the revolving credit facility and extended its term for five years through April 22, 2016. The Amended Credit Agreement provides for a fluctuating revolving credit facility up to $50,000 through April 22, 2016. The borrowing capacity is equal to (i) the lesser of the maximum revolving facility, less the undrawn face amount of any letters of credit outstanding and (ii) the borrowing base. The maximum availability of the revolving credit facility is equal to (i) prior to August 1, 2010, $40,000, (ii) from August 1, 2010 to December 31, 2011, $50,000 and (iii) on and after December 31, 2011, $40,000. The borrowing base is defined as the sum of (i) 200% of Consolidated adjusted EBITDA (as defined) for the most recent twelve month trailing period for which financial statements are available, minus (ii) the aggregate undrawn face amount of any outstanding letters of credit at the time a drawdown on the revolving credit facility is made, minus (iii) such reserves as may be established by the lender in its discretion, but not to exceed 35% of the Borrowing Base. The revolving credit facility includes a $5,000 sublimit for the issuance of letters of credit. The Amended Credit Agreement is secured by substantially all of the assets of the Company. The revolving credit facility under the Amended Credit Agreement had a balance outstanding of $5,359, undrawn face amounts on letters of credit of $986 and availability of $33,655 on July 31, 2011.

The revolving credit facility in the Amended Credit Agreement bears interest at a rate of LIBOR, subject to a minimum level of 1.5% plus an applicable margin of 4.5% or at a rate of the lender’s base commercial lending rate (prime), plus a margin of 3.0%. The balance under the revolving credit facility on July 31, 2011 contained $5,359 under the lender’s base lending rate pricing method at a rate of 6.25%.

The Amended Credit Agreement specifies certain financial and non-financial covenants that the Company must comply with. The Company was in compliance with these covenants on all respective measurement dates. The Amended Credit Agreement does not permit the payment of any dividends and thus 100% of the Company’s net income is restricted for purposes of dividend payments. The restriction on the payment of dividends applies to the Company and all of its subsidiaries. The Amended Credit Agreement also restricts all of the subsidiaries of the Company from making loans or advances to the Company. The restricted net assets of the subsidiaries are the same as the consolidated net assets, as presented in the accompanying Condensed Consolidated Balance Sheets. Teavana Holdings, Inc. has no operations or operating revenues, and the expenses of Teavana Holdings, Inc. are de minimis by virtue of the fact that the management and directors of the Company are compensated by its subsidiary, Teavana Corporation. Teavana Holdings, Inc. has no assets outside of its investments in subsidiaries, and no liabilities other than its obligations under the Series A Redeemable preferred stock and Class B Redeemable common stock issued by it. Teavana Holdings, Inc. is a co-obligor under the Amended Credit Agreement with Fifth Third Bank.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

Deferred financing costs totaling $433 were incurred in connection with the amendment to the Credit Agreement and will be amortized to interest expense over the five-year term of the facility using the straight-line method. The unamortized loan costs from the original Credit Agreement will continue to be amortized over the remaining term of the amended facility. Interest expense relating to deferred financing costs and interest incurred on borrowings under the Amended Credit Agreement totaled $115 and $113 for the thirteen weeks ended July 31, 2011 and August 1, 2010, respectively, and $205 and $199 for the twenty-six weeks ended July 31, 2010 and August 1, 2010, respectively.

4. Common and Preferred Stock

The Company had 27,758,129 shares of Class A common stock, 9,005,217 shares of Class B Redeemable common stock and 10,683,333 shares of Series A Redeemable preferred stock outstanding as of July 31, 2011. The Class A common stock and Class B Redeemable common stock entitles the holder to one vote per share. The Series A Redeemable preferred stock is non-voting. In the event of a liquidation event (as defined), dissolution or winding up of the business, each holder of the Series A Redeemable preferred stock then outstanding will be entitled to be paid out of the assets of the Company, available for distribution to its stockholders, before any payment will be made or assets distributed to the holders of the Class A common stock or Class B Redeemable common stock. The holders of the Class A common stock and Class B Redeemable common stock are entitled to share ratably in the assets remaining after payment of liabilities and the redemption value of any outstanding preferred stock. The Series A Redeemable preferred stock also contains preferences in the declaration of dividends. The holders of the Class A common stock and Class B Redeemable common stock are entitled to receive dividends declared by the Board of Directors on a pro-rata basis after distribution to the holders of the Series A Redeemable preferred stock.

The shares of Class B Redeemable common stock may be convertible into an equivalent number of shares of Class A common stock at any time at the option of the holder and shall automatically convert upon (i) the sale, transfer, assignment or conveyance to a competitor or (ii) the consummation of a liquidity event (as defined) or a public offering (as defined). After December 15, 2011, each holder of shares of Class B Redeemable common stock has the right to require the Company to redeem its shares by delivery of written notice to the Company. Within 60 days of the notice, the Company is required to pay an amount in cash to each holder equal to the fair market value of the shares of the Class B Redeemable common stock. Due to this contingent redemption feature, the Class B Redeemable common stock is classified in the Condensed Consolidated Balance Sheets as temporary equity rather than stockholders’ equity, with adjustments to the fair value of the Class B Redeemable common stock made at each reporting date.

The Series A Redeemable preferred stock was issued on December 15, 2004 with a mandatory redemption date upon the earlier of a liquidity event (as defined) or December 15, 2011 (“Redemption Date”). The Series A Redeemable preferred stock contains a liquidation preference of $1.00 per share, with annual accretion at a rate of 5% and accretion of a debt discount from December 15, 2004 through the Redemption Date that are included in interest expense on the Condensed Consolidated Statements of Operations. The liquidation preference, or “Redemption Value,” will increase each year based on the annual accretion of the shares. However, the annual accretion of the Redemption Value will be forgiven at the Redemption Date upon the Company consummating a liquidity event or public offering in respect of which the fair market value of the initial public offering exceeds $82,800, as specified in the Company’s Amended and Restated Certificate of Incorporation. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company classifies the Series A Redeemable preferred stock as a liability on the accompanying Condensed Consolidated Balance Sheets.

As of July 18, 2011, the Board of Directors and the stockholders of the Company approved a 3.70294176910785-for-1 stock split for each outstanding share of Class A common stock, to become effective upon the filing of a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The stock split became effective July 26, 2011. As a result of the stock split, the number of

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

shares of Class A common stock into which each share of Class B Redeemable common stock will convert has been adjusted to the number of shares of Class A common stock that such holder would have been entitled to receive after the occurrence of such stock split had the Class B Redeemable common stock been converted immediately prior to the stock split. All issued and outstanding shares of Class A common stock, Class B Redeemable common stock, and stock options exercisable for Class A common stock have been retroactively adjusted to reflect this stock split for all periods presented.

On August 2, 2011, the Company completed an initial public offering (the “Offering”). See Note 11—“Subsequent Events”.

5. Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than Level 1 that are either directly or indirectly observable.

•	Level 3: Unobservable inputs developed using the Company’s estimates and assumptions that reflect those that market participants would use.

The Company’s financial instruments consist primarily of its Class B Redeemable common stock, classified as temporary equity. The Company’s balances measured at fair value on a recurring basis consisted of the Class B Redeemable common stock as of July 31, 2011 and January 30, 2011:

	Fair Value Hierarchy Category
	Level 1	Level 2	Level 3
July 31, 2011	$—	$253,947	$—
January 30, 2011	—	—	81,401

The Class B Redeemable common stock is remeasured to fair value each reporting period. The changes in fair value are recorded directly to equity and are based on the change in the underlying fair value of the Company’s stock price during each fiscal period presented. The fair value of the stock price is the amount for which the stock price could be sold in a current transaction between willing parties. The Company historically has estimated its fair value using both a discounted cash flow model and a market approach resulting in a Level 3 classification. The operating assumptions used in these valuation calculations are generally consistent with the Company’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.

On July 28, 2011, the Company’s common stock began trading on the New York Stock Exchange. As a result, the trading of the Company’s common stock, a similar instrument, provided a quoted price for the Company’s Class B redeemable common stock as of the end of the reporting period. Consequently, this change in the observable inputs used to determine the fair value of the Class B redeemable common stock resulted in a transfer within the fair value measurement hierarchy from level 3 to level 2. The following table presents a summary of transfers out of the Level 3 fair value measurement hierarchy as of July 31, 2011:

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

Fair value of Class B Redeemable common stock at January 30, 2011	$81,401
Net transfers into/(out of) level 3	(81,401)

Fair value of Class B Redeemable common stock at July 31, 2011	$—

The total change in fair value of the Class B Redeemable common stock, measured as a Level 2 instrument, for the thirteen and twenty-six weeks ended July 31, 2011 was $166,694 and $172,546, respectively.

On August 2, 2011, concurrent with the consummation of the Offering, the Class B Redeemable common stock was converted into an equivalent number of shares of Class A common stock, and subsequently common stock, resulting in the corresponding reclassification of temporary equity into additional paid-in capital. See Note 11—“Subsequent Events”.

6. Net income per share

The following table sets forth the computation of basic and diluted net income per share in accordance with ASC 260, Earnings per Share. Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus potentially dilutive common shares, primarily consisting of the Company’s non-qualified stock options, outstanding during the period. The treasury stock method was used to determine the dilutive effect of the stock options. The following table details the calculation of basic and diluted net income per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Numerator:
Net Income	$1,031	$579	$4,354	$2,506

Denominator:
For basic net income per share—weighted average shares basis	36,761,649	36,749,460	36,755,555	36,749,460
Effect of dilutive stock options	1,039,889	860,336	1,023,676	792,430

Denominator for diluted net income per share—adjusted weighted average shares basis	$37,801,538	$37,609,796	$37,779,231	$37,541,890

Net income per share
Basic	$0.03	$0.02	$0.12	$0.07
Diluted	$0.03	$0.02	$0.12	$0.07

As of July 31, 2011, the Company had 27,758,129 and 9,005,217 shares of Class A common stock and Class B Redeemable common stock, respectively, outstanding. The Class A common stock and Class B Redeemable common stock share equally in rights to dividends and undistributed earnings and also share equally in voting rights. As a result, the two class method was not required for computation of net income per share.

The Company has not issued stock-based payment awards to date that meet the criteria of participating securities. There were no anti-dilutive securities as of July 31, 2011 and August 1, 2010.

7. Leases

The Company has entered into operating leases for its stores, distribution center and store support center. Initial lease terms for stores are generally ten years with rent escalations and no renewal options. Rent expense for leases with rent escalations is recognized on a straight-line basis over the term of the lease. The leases are net leases under which the Company pays the taxes, insurance and common area maintenance costs. The leases may also provide

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

for both minimum rent payments and contingent rentals based on a percentage of sales in excess of specified amounts. In certain leases, the landlord also charges the Company a portion of its marketing expense.

Total minimum and contingent rent expense for the thirteen and twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Minimum rentals	3,407	2,626	$6,619	$5,135
Contingent rentals	73	11	140	21

Total	3,480	2,637	$6,759	$5,156

Future minimum lease payments for non-cancelable operating leases with an initial term of one year or more are as follows as of July 31, 2011:

Fiscal year	Amount
2011 (remainder of year)	$5,670
2012	14,236
2013	14,613
2014	14,881
2015	14,618
Thereafter	56,646

$120,664

8. Stock-Based Compensation

Under the Company’s 2004 Management Incentive Plan (the “2004 Plan”), adopted on December 15, 2004, up to 1,851,471 stock options may be granted to certain employees and outside directors or advisors to purchase an equal number of shares of the Company’s Class A common stock at prices not less than 100% of the estimated fair market value at the date of grant. All stock-based awards issued under the plan are non-qualified stock options. Share options forfeited or cancelled are eligible for reissuance under the 2011 Plan (as defined below). There were no stock-based awards granted during the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively, under the 2004 Plan.

Additionally, as of July 18, 2011 the Board of Directors and stockholders authorized the establishment of the Teavana 2011 Equity Incentive Plan (the “2011 Plan”), effective immediately after the SEC’s declaration of effectiveness of the Registration Statement and immediately prior to the pricing of the Offering, both of which took place on July 27, 2011. Under the 2011 Plan, up to 750,000 equity awards, including stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards or other stock-based awards, may be granted to certain employees and outside directors to purchase a fixed number of shares of the Company’s common stock at prices not less than 100% of the estimated fair market value at the date of grant. Share options forfeited or cancelled are eligible for reissuance under the 2011 Plan. Also, concurrent with the pricing of the Offering on July 27, 2011, the Board of Directors authorized a grant to members of the Company’s management, certain other employees and outside directors of 580,500 non-qualified stock options to purchase an equal number of shares of common stock.

The Company accounts for stock-based awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the grant date (or measurement date, if different) and recognition of compensation expense, net of

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

forfeitures, over the requisite service period for awards expected to vest. Stock-based compensation expense was $27 and $34 for the thirteen weeks ended July 31, 2011 and August 1, 2010, respectively, and $63 and $68 for the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively. Compensation cost is recognized on a pre-tax basis.

The fair value of stock options granted under the 2011 Plan was estimated at the date of grant using the Black-Scholes pricing model. The Black-Scholes pricing model was developed for use in estimating the fair value of traded options. Options under this plan were not traded at time of grant. Stock option pricing models require the input of highly subjective assumptions, including the expected volatility of the stock price. The Company’s stock has historically not been publicly traded; therefore, changes in these subjective input assumptions may materially affect the fair value estimates. These assumptions were based on management’s best estimate and available information at the time of grant. The Company estimated the fair value of options granted under the 2011 Plan using the following assumptions:

July 27, 2011
Expected life (years) (1)	6.25 Years
Risk-free interest rate (2)	1.6%
Volatility (3)	54.0%
Dividend yield (4)	0%

(1)	Represents the period of time stock options are expected to remain outstanding. As the Company has only awarded “plain vanilla options” as described in ASC 718-10-S99, Compensation—Stock Compensation: Overall: SEC Materials, the Company used the “simplified” method for determining the expected life of the options granted. The simplified method calculates the expected term as the sum of the vesting term and the original contract term divided by two. The Company will continue to use the simplified method until such time that it has sufficient historical data for options to accurately estimate the expected term of stock-based awards.
(2)	Based on the US Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.
(3)	Expected stock price volatility is based on the comparable volatilities of peer companies.
(4)	The Company has not paid regular dividends on its common stock and does not expect to pay dividends on its common stock in the foreseeable future.

The following table represents stock options granted, exercised repurchased or forfeited under the 2004 Plan and the 2011 Plan during the twenty-six weeks ended July 31, 2011. There were no options that expired during this period:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 30, 2011	1,851,471	1.36
Granted	580,500	17.00
Exercised	(13,886)	1.76
Repurchased or forfeited	(23,218)	1.50

Outstanding at July 31, 2011	2,394,867	5.14

Under the 2004 Plan and the 2011 Plan, options generally become exercisable over a four-year period and expire ten years from the date of grant. Additionally, stock option grants generally vest 25% on each anniversary of the grant date, commencing with the first anniversary of the grant date (in the case of the 580,500 options granted under the 2011 Plan concurrent with the pricing of the Offering, commencing with the first anniversary of the closing of that transaction on August 2, 2011). The following is a summary of the changes in the Company’s non-vested stock options during the twenty-six weeks ended July 31, 2011:

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

	Number of Stock Options	Weighted-Average Grant-Date Fair Value
Non-vested stock options outstanding at January 30, 2011	369,367	$0.86
Granted	580,500	8.92
Vested	(193,015)	0.77
Forfeited	(13,886)	0.74

Non-vested stock options outstanding at July 31, 2011	742,966	$7.20

The total fair value of stock options that vested during the twenty-six weeks ended July 31, 2011 was $149. As of July 31, 2011, there was $5,070 of total unrecognized compensation cost related to non-vested stock option awards. The compensation cost is expected to be recognized through fiscal 2015, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.9 years. Additionally, non-vested options under the 2004 Plan vest earlier in the event of a change of control or initial public offering resulting in immediate recognition of unrecognized compensation cost. See Note 11—“Subsequent Events.”

The options outstanding at July 31, 2011, by exercise price, are summarized below:

Number of Stock Options Outstanding	Stock Options Exercisable	Exercise Price	Average Remaining Contractual Life (in Years)
1,203,382	1,203,382	$1.12	4.38
129,603	121,503	1.35	6.25
277,721	231,434	1.62	6.67
22,217	16,200	1.76	7.08
181,444	79,382	2.43	8.25
580,500	—	17.00	10.00

2,394,867	1,651,901		6.42

There were 1,651,901 options exercisable as of July 31, 2011 with a weighted average exercise price of $1.27 per share and intrinsic value of $914.

9. Income Taxes

For interim financial reporting, the Company estimates the annual effective tax rate based on projected taxable income for the full year and adjusts as necessary for discrete events occurring in a particular period. The quarterly income tax provision is recorded in accordance with the estimated annual effective rate. The Company refines the estimates of taxable income throughout the year as new information, including year-to-date financial results, becomes available, and adjusts the annual effective tax rate, if necessary, during the quarter in which the change in estimate occurs. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

The effective tax rate, for the thirteen weeks ended July 31, 2011 was 35.2% as compared to 42.6% for the thirteen weeks ended August 1, 2010, and the effective tax rate for the twenty-six weeks ended July 31, 2011 was 40.8% as compared to 42.6% for the twenty-six weeks ended August 1, 2010. The effective tax rate differs from the federal statutory rate due to state income tax expense and nondeductible expense, which primarily consists of the accretion of the Series A Redeemable preferred stock. In addition, our fiscal 2011 tax rate decreased primarily due to the impact of the reduction of the first quarter effective tax rate as a result of the decrease of the annualized non-deductible accretion of the Series A Redeemable preferred stock, redeemed upon consummation of the Offering. See Note 11 – “Subsequent Events.”

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment. The Company has determined that no such valuation allowance is necessary as of July 31, 2011 and August 1, 2010, respectively.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740-10, Accounting for Income Taxes, and adjusts for such liabilities when its judgment changes as the result of the evaluation of new information. At July 31, 2011, the Company does not anticipate any tax positions generating a significant change in its liability for unrecognized tax benefits within 12 months of this reporting date.

10. Commitments and Contingencies

The Company is involved in various legal proceedings encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

11. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the condensed consolidated financial statements were available to be issued and identified the following items.

On August 2, 2011, the Company completed its Offering of 8,214,287 shares of common stock at a price of $17.00 per share. The common stock was listed on the New York Stock Exchange under the symbol “TEA.” Of the 8,214,287 shares sold in the Offering, the Company issued 1,071,429 primary shares, and 7,142,858 shares were sold by selling stockholders of the Company, including 1,071,429 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option. The Company did not receive proceeds from shares sold by the selling stockholders. The shares sold in Offering were registered under the Securities Act of 1933, as amended, pursuant to the Registration Statement, which was declared effective by the SEC on July 27, 2011. Proceeds of approximately $15,271 were received after payment of approximately $2,943 in underwriting discounts and legal, accounting and other fees incurred in connection with the Offering. The proceeds of the Offering were used principally for the redemption of all outstanding shares of the Series A Redeemable preferred stock, to pay Offering-related expenses, and to repay all outstanding indebtedness under the Amended Credit Agreement that existed as of the date of the Offering. The remaining net proceeds were used for general corporate purposes, including working capital and other capital expenditures.

In connection with the consummation of the Offering, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. Concurrent with the Offering, all shares of Class B Redeemable common stock were automatically converted into an equivalent number of Shares of Class A common stock, which resulted in the corresponding reclassification of the aggregate fair value of the Class B Redeemable common stock from temporary equity into additional paid-in capital within stockholders’ equity and the immediate subsequent reclassification of all outstanding shares of Class A common stock into common stock. Also upon consummation of the Offering, the Company redeemed all outstanding shares of the Series A Redeemable preferred stock for an

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

aggregate redemption value of $10,683. Additionally, the consummation of the Offering resulted in accelerated vesting of all unvested stock options to purchase shares of common stock granted under the 2004 Plan and immediate recognition of the related compensation expense of approximately $173. As such, approximately 162,467 options became exercisable, subject to certain lock-up provisions, at the closing of the Offering.

On September 2, 2011, the Company announced that it had, through its wholly owned subsidiary, Teavana International, Inc., entered into a ten year franchise development Agreement with the Alshaya group for the development of Teavana stores in the countries of Bahrain, Kuwait, Kingdom of Saudi Arabia, Qatar, United Arab Emirates, Egypt, Lebanon and Jordan.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 31, 2011 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” in the Prospectus (as defined below). Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used in the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to January 31 of the following year. For example, references to “fiscal 2010” refer to the fiscal year ended January 30, 2011. The quarters and year-to-date periods ended July 31, 2011 and August 1, 2010, respectively, each contain 13 and 26 weeks.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to the following:

•	our failure to execute successfully our growth strategy;

•	economic conditions, and their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•	our loss of key personnel or our inability to hire additional personnel;

•	disruptions in our supply chain and our single distribution center;

•	our failure to identify and respond to new and changing customer tastes, buying and economic trends;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•

risks and challenges in connection with sourcing merchandise from third party suppliers, including the risk that current or prospective suppliers may be unable or unwilling to supply us with adequate quantities of their teas or merchandise in a timely manner or at acceptable quality or prices, including risks related to natural or manmade causes outside of our control; and

•

other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission (the “SEC”), including our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on July 28, 2011 (the “Prospectus”).

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the SEC, on our website, or otherwise.

Overview

Teavana is a specialty retailer offering more than 100 varieties of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise. We believe we are one of the world’s largest branded, multi-channel specialty tea retailers. We offer our products through 179 company-owned stores in 36 states and 18 franchised stores primarily in Mexico, as well as through our website, www.teavana.com.

How We Assess the Performance of Our Business

In assessing the performance of our business and our progress against our growth strategy, we consider a variety of performance and financial measures. The key measures that we utilize to evaluate the performance of our business and the execution of our strategy are set forth below:

Net Sales

Net sales constitute gross sales net of any returns and discounts. Net sales consist of sales from comparable stores and non-comparable stores, and other sales.

The specialty retail industry is cyclical, and consequently our net sales are affected by general economic conditions. Purchases of premium loose-leaf tea and tea-related merchandise can be impacted by a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence.

Our business is also seasonal and as a result, our net sales fluctuate from quarter to quarter. Net sales are traditionally highest in the fourth fiscal quarter, which includes the holiday sales period due to holiday purchases from Thanksgiving through the end of December, and tend to be lowest in the second and third fiscal quarters.

Comparable store sales. Comparable store sales, excluding e-commerce, include sales from all company-owned stores that have been open for at least 15 full fiscal months, as in our experience our new stores generally open with higher than average sales volumes in the initial months following their opening. This trend usually extends for a period of at least three months, and comparability is typically achieved 12 months after the initial three-month period from the date of opening. Comparable store sales, including e-commerce, includes sales from all company-owned stores that have been open for at least 15 full fiscal months and sales from our website, www.teavana.com. There may be variations in the way in which certain other specialty retailers calculate comparable or “same store” sales. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable store sales may not be comparable to similarly titled data made available from other retailers.

Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

•	consumer preference, buying and economic trends;

•	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

•	our ability to provide a product offering that generates new and repeat visits to our stores;

•	the customer experience we provide in our stores;

•	the level of traffic near our locations in the shopping malls and centers in which we operate;

•	the number of customer transactions and the average ticket in our stores;

•	the pricing of our teas and tea-related merchandise;

•	the length of time of individual store operations;

•	our ability to obtain and distribute products efficiently;

•	our opening of new stores in the vicinity of our existing stores; and

•	the opening or closing of competitor stores in the vicinity of our stores.

Non-comparable store sales. Non-comparable store sales include sales from stores not included in comparable store sales. As we pursue our growth strategy, we expect that a significant percentage of our net sales increase will continue to come from non-comparable store sales. Accordingly, non-comparable store sales is an additional key measure we use to assess the success of our growth strategy.

Other sales. Other sales include sales through our website at www.teavana.com, sales related to our franchised operations, gift card breakage revenue and, through the end of fiscal 2010, wholesale and e-commerce sales of teas and merchandise under the brand name SpecialTeas (we ceased selling under the SpecialTeas brand name on January 30, 2011). Sales related to our franchised operations consist of: initial franchise fees received in connection with newly franchised stores that are recognized as revenue when the obligations under the related franchise agreement are met; continuing royalty fees; wholesale sales of our teas and tea-related merchandise to franchise stores; and recognition of deferred revenue related to the initial development fee paid at inception by our business partner under our international development agreement for Mexico.

Gross Profit

Gross profit is equal to our net sales minus our cost of goods sold. Gross margin is gross profit as a percentage of our net sales. Cost of goods sold includes the direct costs of our products, freight and shipping costs, distribution center costs and occupancy costs for stores in operation. The components of cost of goods sold may not be comparable to those of other retailers.

Our cost of goods sold is substantially higher in higher-volume quarters because cost of goods sold generally increases as net sales increases. Changes in the product mix of sales, such as shifts in the proportion of tea to merchandise sales, may also impact our overall gross margin. As our stores mature, they have historically experienced a sales mix shift away from tea-related merchandise towards higher margin loose-leaf teas, increasing overall gross margins. In general, this trend is the result of the evolution in our customers’ buying patterns as they graduate from purchases with a greater focus on merchandise with which to prepare and enjoy tea towards transactions centered more on replenishing their favorite teas and experimenting with new blends.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of store operating expenses, store pre-opening expenses and other administrative expenses. Store operating expenses are generally the largest component of selling, general and administrative expense and consist of all store expenses other than occupancy-related costs (which are included in cost of goods sold). Store pre-opening costs are expensed as incurred and represent the costs at a store prior to its opening date including occupancy, payroll and other operating costs. Other administrative expenses include professional fees, travel costs, occupancy and payroll costs (both cash and stock-based) for our store support center and other administrative expenses.

Selling, general and administrative expense typically does not vary proportionally with net sales to the same degree as our cost of goods sold. Accordingly, this expense as a percentage of sales is usually higher in lower-volume quarters and lower in higher-volume quarters. We expect that our selling, general and administrative expense will increase in future periods as we selectively add to our corporate and store support functions to support continuing growth and, to a lesser extent, to cover additional legal, accounting, insurance and other regulatory costs as a result of being a public company. The components of selling, general and administrative expense may not be comparable to those of other retailers.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of depreciation of our leasehold improvements and equipment and to a lesser extent, amortization of our finite-lived assets. We expect that depreciation expense will continue to increase as we open more stores.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
	(unaudited)		(unaudited)
	(dollars in thousands, except store data)
Consolidated Statement of Operations Data:
Net sales	$31,313	$22,982	$66,253	$48,755
Cost of goods sold (exclusive of depreciation shown separately below)	12,186	9,456	24,637	19,477

Gross profit	19,127	13,526	41,616	29,278
Selling, general and administrative expense	15,367	10,809	30,125	21,609
Depreciation and amortization expense	1,428	1,060	2,703	2,033

Income from operations	2,332	1,657	8,788	5,636
Interest expense, net	742	648	1,431	1,271

Income before income taxes	1,590	1,009	7,357	4,365
Provision for income taxes	559	430	3,003	1,859

Net income	$1,031	$579	$4,354	$2,506

Net income per share:
Basic	$0.03	$0.02	$0.12	$0.07
Diluted	$0.03	$0.02	$0.12	$0.07

Weighted average shares outstanding:
Basic	36,761,649	36,749,460	36,755,555	36,749,460
Diluted	37,801,538	37,609,796	37,779,231	37,541,890

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	38.9%	41.1%	37.2%	40.0%

Gross profit	61.1%	58.9%	62.8%	60.0%
Selling, general and administrative expense	49.1%	47.0%	45.4%	44.3%
Depreciation and amortization expense	4.6%	4.6%	4.1%	4.2%

Income from operations	7.4%	7.3%	13.3%	11.5%
Interest expense, net	2.4%	2.9%	2.2%	2.6%

Income before income taxes	5.0%	4.4%	11.1%	8.9%
Provision for income taxes	1.7%	1.9%	4.5%	3.8%

Net income	3.3%	2.5%	6.6%	5.1%

Store Data (unaudited):

Number of stores at end of period	179	128	179	128
Comparable store sales growth for period, excluding e-commerce (1)	6.9%	6.9%	6.4%	11.5%
Comparable store sales growth for period, including e-commerce (2)	8.7%	9.1%	9.0%	14.1%
Average net sales per comparable store (in thousands) (3)	$179	$170	$392	$378
Gross square footage at end of period (in thousands)	163	114	163	114
Sales per gross square foot (4)	$189	$189	$415	$416

(1)	Comparable store sales, excluding e-commerce, include sales from all company-owned stores that have been open for at least 15 full fiscal months. Comparability is typically achieved 12 months after the initial three-month period from opening during which new stores typically experience higher-than-average sales volumes.

(2)	Includes comparable store sales from all company-owned stores that have been open for at least 15 full fiscal months and sales from our website www.teavana.com.

(3)	Average net sales per comparable store is calculated by dividing total sales per period for stores open 15 full fiscal months or more as of the beginning of each respective fiscal period by the total number of such stores. This methodology excludes the effects of the initial three-month period of higher-than-average sales volumes and also excludes e-commerce sales.

(4)	Sales per gross square foot is calculated by dividing total net sales for all stores, excluding e-commerce, by the average gross square footage for the period. Average gross square footage for the period is calculated by dividing the sum of the total gross square footage at the beginning and at the end of each period by two.

The approximate percentages of net sales derived from our product categories were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
	(unaudited)		(unaudited)
	(dollars in thousands, except store data)
Product Categories (unaudited):
Tea	58%	57%	59%	58%
Merchandise	38%	38%	37%	37%
Beverage	4%	5%	4%	5%

	100%	100%	100%	100%

Thirteen Weeks Ended July 31, 2011 Compared to Thirteen Weeks Ended August 1, 2010

Net Sales

Net sales increased by 36.3%, or $8.3 million, to $31.3 million in the thirteen weeks ended July 31, 2011 from $23.0 million in the thirteen weeks ended August 1, 2010, resulting from $7.2 million in non-comparable store sales, a $1.3 million increase in comparable store sales and a $0.2 million decrease in other sales.

Non-comparable store sales were $7.2 million in the thirteen weeks ended July 31, 2011, driven primarily by the 66 non-comparable stores as of July 31, 2011. There were 39 non-comparable stores as of August 1, 2010.

Comparable store sales, excluding e-commerce, increased by 6.9%, or $1.3 million, in the thirteen weeks ended July 31, 2011 due to a 10.6% increase in the average transaction size at our comparable stores partially offset by a 3.7% decrease in the number of transactions driven partially by our continued de-emphasis of the beverage product category. Average transaction size at our comparable stores increased to $37 in the thirteen weeks ended July 31, 2011 from $33 in the thirteen weeks ended August 1, 2010. There were 113 comparable stores open as of July 31, 2011 compared to 89 as of August 1, 2010.

Comparable store sales, including e-commerce, increased by 8.7% in the thirteen weeks ended July 31, 2011 due to an 11.0% increase in the average transaction size at our comparable stores and through our website, partially offset by a 2.3% decrease in the number of transactions due to de-emphasis of beverage sales at our stores.

Other sales decreased by $0.2 million in the thirteen weeks ended July 31, 2011 due primarily to a decrease of $0.7 million in other sales driven primarily by the elimination of the SpecialTeas brand at the end of fiscal 2010, partially offset by an increase of $0.5 million in e-commerce sales.

Gross Profit

Gross profit increased by 41.4%, or $5.6 million, to $19.1 million in the thirteen weeks ended July 31, 2011 from $13.5 million in the thirteen weeks ended August 1, 2010. Gross margin increased to 61.1% in the thirteen weeks ended July 31, 2011 from 58.9% in the thirteen weeks ended August 1, 2010, due to an increase in product margins primarily in our merchandise category, as well as to the sales mix shift from merchandise towards higher-margin tea, which our stores generally experience as they mature.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 42.2%, or $4.6 million, to $15.4 million in the thirteen weeks ended July 31, 2011 from $10.8 million in the thirteen weeks ended August 1, 2010. As a percentage of net sales, selling, general and administrative expense increased to 49.1% in the thirteen weeks ended July 31, 2011 from 47.0% in the thirteen weeks ended August 1, 2010.

Store operating expenses increased by 44.1%, or $3.2 million, in the thirteen weeks ended July 31, 2011 due primarily to the operation of 179 stores as of this date as compared to the operation of 128 stores as of August 1, 2010. As a percentage of net sales, store operating expenses increased to 33.5% in the thirteen weeks ended July 31, 2011 from 31.3% in the thirteen weeks ended August 1, 2010 due primarily to net sales from stores comprising a larger percentage of our total net sales driven by the elimination of the SpecialTeas brand at the end of fiscal 2010. Store operating expenses as a percentage of net sales from stores increased slightly to 35.8% for the thirteen weeks ended July 31, 2011 from 35.0% for the thirteen weeks ended August 1, 2010 due primarily to higher training costs resulting from opening 18 stores in the thirteen weeks ended July 31, 2011 compared to opening 10 stores in the thirteen weeks ended August 1, 2010.

Store pre-opening expenses increased by 66.4%, or $0.3 million, in the thirteen weeks ended July 31, 2011 due primarily to the timing of the opening of 18 new stores in the thirteen weeks ended July 31, 2011 compared to the timing of opening 10 new stores in the thirteen weeks ended August 1, 2010. As a percentage of net sales, store pre-opening expenses remained flat at 2.0% for each of the thirteen weeks ended July 31, 2011 and August 1, 2010, respectively.

Other administrative expenses increased by 34.6%, or $1.1 million, in the thirteen weeks ended July 31, 2011 due primarily to the increased cost to support 179 stores in operation as of July 31, 2011 compared to 128 stores as of August 1, 2010, including an increase in occupancy expense attributable to the relocation and expansion of our store support center in the third and fourth fiscal quarters of 2010 and certain additional payroll, accounting, legal, insurance-related and other regulatory costs as a result of preparing to become a public company. As a percentage of net sales, other administrative expenses remained relatively flat at 13.6% in the thirteen weeks ended July 31, 2011 as compared to 13.7% for the thirteen weeks ended August 1, 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by 34.7%, or $0.4 million, to $1.4 million in the thirteen weeks ended July 31, 2011 from $1.0 million in the thirteen weeks ended August 1, 2010 due primarily to capital expenditures of $15.8 million incurred in the fifty-two weeks ended July 31, 2011 to build new stores and, to a lesser extent, for leasehold improvements at our new store support center. As a percentage of net sales, depreciation and amortization expense remained flat at 4.6% for each of the thirteen weeks ended July 31, 2011 and August 1, 2010.

Interest Expense, Net

Interest expense, net increased by 14.5%, or $0.1 million, to $0.7 million in the thirteen weeks ended July 31, 2011 from $0.6 million in the thirteen weeks ended August 1, 2010 due primarily to an increase in accretion of our Series A Redeemable preferred stock and to a lesser extent, an increase in interest rates on our revolving credit facility under the Amended Credit Agreement entered into on April 22, 2011. The Series A Redeemable preferred stock will be redeemed upon the consummation of the Offering, as more fully explained in Part II, Item 2 of this Quarterly Report.

Provision for Income Taxes

Our provision for income taxes increased by 30.0%, or $0.1 million, to $0.5 million in the thirteen weeks ended July 31, 2011 from $0.4 million in the thirteen weeks ended August 1, 2010. The increase in our provision for income taxes was due primarily to an increase of $0.6 million in our income before income taxes. Our effective tax rates were 35.2% and 42.6% for the thirteen weeks ended July 31, 2011 and August 1, 2010, respectively. Our effective tax rate decreased primarily due to the impact of the reduction to our estimated first quarter 2011 effective tax rate as a result of the decrease of the annualized non-deductible accretion on our Series A Redeemable preferred stock related to the Offering. The Series A Redeemable preferred stock will be redeemed upon the consummation of the Offering, as more fully explained in Part II, Item 2 of this Quarterly Report, and will not impact our effective tax rate in periods subsequent to the Offering. As a percentage of net sales, the provision for income taxes decreased to 1.7% in the thirteen weeks ended July 31, 2011 from 1.9% in the thirteen weeks ended August 1, 2010.

Net Income

As a result of the factors above, net income increased by 78.1%, or $0.4 million, to $1.0 million in the thirteen weeks ended July 31, 2011 from $0.6 million in the thirteen weeks ended August 1, 2010. Net income as a percentage of net sales increased to 3.3% in the thirteen weeks ended July 31, 2011 from 2.5% in the thirteen weeks ended August 1, 2010.

Twenty-Six Weeks Ended July 31, 2011 Compared to Twenty-Six Weeks Ended August 1, 2010

Net Sales

Net sales increased by 35.9%, or $17.5 million, to $66.3 million in the twenty-six weeks ended July 31, 2011 from $48.8 million in the twenty-six weeks ended August 1, 2010, resulting from $14.8 million in non-comparable store sales, a $2.6 million increase in comparable store sales and a $0.1 million increase in other sales.

Non-comparable store sales were $14.8 million in the twenty-six weeks ended July 31, 2011, driven primarily by the 66 non-comparable stores as of July 31, 2011. There were 39 non-comparable stores as of August 1, 2010.

Comparable store sales, excluding e-commerce, increased by 6.4%, or $2.6 million, in the twenty-six weeks ended July 31, 2011 due to an 8.9% increase in the average transaction size at our comparable stores partially offset by a 2.5% decrease in the number of transactions, driven partially by our continued de-emphasis of the beverage product category. Average transaction size at our comparable stores increased to $37 in the twenty-six weeks ended July 31, 2011 from $34 in the twenty-six weeks ended August 1, 2010. There were 113 comparable stores open as of July 31, 2011 compared to 89 as of August 1, 2010.

Comparable store sales, including e-commerce, increased by 9.0% in the twenty-six weeks ended July 31, 2011 due to a 9.5% increase in average transaction size at our comparable stores and through our website partially offset by a 0.5% decrease in the number of transactions.

Other sales increased by $0.1 million in the twenty-six weeks ended July 31, 2011 due primarily to an increase of $1.4 million in e-commerce sales partially offset by a decrease of $1.3 million in other sales driven by the elimination of the SpecialTeas brand at the end of fiscal 2010.

Gross Profit

Gross profit increased by 42.1%, or $12.3 million, to $41.6 million in the twenty-six weeks ended July 31, 2011 from $29.3 million in the twenty-six weeks ended August 1, 2010. Gross margin increased to 62.8% in the twenty-six weeks ended July 31, 2011 from 60.1% in the twenty-six weeks ended August 1, 2010, due to an increase in product margins primarily in our merchandise category, as well as to the sales mix shift from merchandise towards higher-margin tea that our stores generally experience as they mature.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 39.4%, or $8.5 million, to $30.1 million in the twenty-six weeks ended July 31, 2011 from $21.6 million in the twenty-six weeks ended August 1, 2010. As a percentage of net sales, selling, general and administrative expense increased to 45.4% in the twenty-six weeks ended July 31, 2011 from 44.3% in the twenty-six weeks ended August 1, 2010.

Store operating expenses increased by 41.7%, or $6.0 million, in the twenty-six weeks ended July 31, 2011 due primarily to the operation of 179 stores as of this date as compared to the operation of 128 stores as of August 1, 2010. As a percentage of net sales, store operating expenses increased to 30.9% in the twenty-six weeks ended July 31, 2011 from 29.6% in the twenty-six weeks ended August 1, 2010 due primarily to net sales from stores comprising a larger percentage of our total net sales driven by the elimination of the SpecialTeas brand at the end of fiscal 2010. Store operating expenses as a percentage of net sales from stores increased slightly to 33.7% for the twenty-six weeks ended July 31, 2011 from 33.3% for the twenty-six weeks ended August 1, 2010.

Store pre-opening expenses increased by 51.8%, or $0.5 million, in the twenty-six weeks ended July 31, 2011 due primarily to the timing of the opening of 33 new stores during the twenty-six weeks ended July 31, 2011 as compared to the timing of opening 20 new stores during the twenty-six weeks ended August 1, 2010. As a percentage of net sales, store pre-opening expenses increased slightly to 2.1% in the twenty-six weeks ended July 31, 2011 from 1.9% in the twenty-six weeks ended August 1, 2010.

Other administrative expenses increased by 32.3%, or $2.0 million, in the twenty-six weeks ended July 31, 2011 due primarily to the increased cost to support 179 stores in operation as of July 31, 2011 compared to 128 stores as of August 1, 2010, including an increase in occupancy expense attributable to the relocation and expansion of our store support center in the third and fourth fiscal quarters of 2010 and certain additional payroll, accounting, legal, insurance-related and other regulatory costs as a result of preparing to become a public company. As a percentage of net sales, other administrative expenses decreased slightly to 12.4% in the twenty-six weeks ended July 31, 2011 from 12.8% in the twenty-six weeks ended August 1, 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by 32.9%, or $0.7 million, to $2.7 million in the twenty-six weeks ended July 31, 2011 from $2.0 million in the twenty-six weeks ended August 1, 2010 due primarily to capital expenditures of $15.8 million incurred in the fifty-two weeks ended July 31, 2011 to build new stores and, to a lesser extent, for leasehold improvements at our new store support center. As a percentage of net sales, depreciation and amortization expense remained relatively flat at 4.1% and 4.2% during the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively.

Interest Expense, Net

Interest expense, net increased by 12.6%, or $0.1 million, to $1.4 million in the twenty-six weeks ended July 31, 2011 from $1.3 million in the twenty-six weeks ended August 1, 2010 due primarily to an increase in accretion of our Series A Redeemable preferred stock. The Series A Redeemable preferred stock will be redeemed upon the consummation of our initial public offering as more fully explained in Part II, Item 2 of this Quarterly Report. Interest incurred on indebtedness under our revolving credit facility remained relatively flat period-over-period.

Provision for Income Taxes

Our provision for income taxes increased by 61.5%, or $1.1 million, to $3.0 million in the twenty-six weeks ended July 31, 2011 from $1.9 million in the twenty-six weeks ended August 1, 2010. The increase in our provision for income taxes was due primarily to an increase of $3.0 million in our income before income taxes. Our effective tax rates were 40.8% and 42.6% for the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively. Our effective tax rate decreased due primarily to the reduction of annualized non-deductible accretion for the Series A Redeemable preferred stock related to the Offering coupled with the accretion related to our Series A Redeemable preferred stock representing a lower percentage of our income before income taxes in the twenty-six weeks ended July 31, 2011 as compared to the twenty-six weeks ended August 1, 2010. The Series A Redeemable preferred stock will be redeemed upon the consummation of the Offering as more fully explained in Part II, Item 2 of this Quarterly Report, and will not impact our effective tax rate in periods subsequent to the Offering. As a percentage of net sales, the provision for income taxes increased to 4.5% in the twenty-six weeks ended July 31, 2011 from 3.8% in the twenty-six weeks ended August 1, 2010.

Net Income

As a result of the factors above, net income increased by 73.8%, or $1.9 million, to $4.4 million in the twenty-six weeks ended July 31, 2011 from $2.5 million in the twenty-six weeks ended August 1, 2010. Net income as a percentage of net sales increased to 6.6% in the twenty-six weeks ended July 31, 2011 from 5.1% in the twenty-six weeks ended August 1, 2010.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our amended revolving credit facility.

Our primary cash needs are for capital expenditures and working capital. Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. During fiscal 2011, we plan to spend approximately $16.4 million on capital expenditures. We expect to devote approximately 80% of our capital expenditure budget to construct and open 50 new stores, of which 33 have been opened as of July 31, 2011, and renovate a small number of existing stores approaching the end of their lease terms, with the remainder projected to be spent on expansion of our distribution center and continued investment in our information technology systems.

Our primary working capital requirements are for the purchase of store inventory and payment of payroll, rent and other store operating costs. Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak shopping season in the fourth fiscal quarter. Fluctuations in working capital are also driven by the timing of new store openings.

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with borrowings under our revolving credit facility, which we have typically paid down at the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Our utilization of our revolving credit facility, and therefore the amount of indebtedness outstanding under it, has tended to be highest in the beginning of the fourth quarter of each fiscal year.

We believe that our cash position, net cash provided by operating activities and availability under our amended revolving credit facility, together with the proceeds from the Offering will be adequate to finance our planned capital expenditures and working capital requirements for the foreseeable future.

Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010
	(unaudited)
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$(311)	$(687)
Investing activities	(8,848)	(5,038)
Financing activities	2,881	4,411

Decrease in cash and cash equivalents:	$(6,278)	$(1,314)

Operating Activities

Cash flows from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization expense, non-cash interest expense, stock-based compensation expense, deferred taxes and the effect of working capital changes.

	Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net income	$4,354	$2,506

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	2,703	2,033
Non-cash interest expense	1,282	1,140
Stock-based compensation	63	68
Other	99	—
Change in working capital	(8,812)	(6,434)

Net cash used in operating activities	$(311)	(687)

Net cash used in operating activities decreased by $0.4 million to $0.3 million in the twenty-six weeks ended July 31, 2011 from $0.7 million in the twenty-six weeks ended August 1, 2010, due primarily to a $1.9 million increase in net income coupled with a $0.9 million increase in depreciation and amortization expense, non-cash interest expense, stock based compensation and other, offset by a decrease in net working capital of approximately $2.4 million. The decrease in net working capital balance is primarily related to additional inventory purchases, tax payments and other prepayments, partially offset by increases in our deferred rent, deferred tax liability and accounts payable balances associated with the growth of our business and in preparation for the holiday selling season during the twenty-six weeks ended July 31, 2011.

Investing Activities

Cash flows from investing activities consist primarily of capital expenditures for new stores and, to a lesser extent, for existing stores, as well as for investments in our store support center, information technology systems and our distribution center to support our planned growth.

Capital expenditures increased by $3.9 million to $8.9 million in the twenty-six weeks ended July 31, 2011 from $5.0 million in the twenty-six weeks ended August 1, 2010. This increase was due primarily to the timing and number of new store build-outs. We opened 33 new stores in the twenty-six weeks ended July 31, 2011 compared to 20 new stores in the twenty-six weeks ended August 1, 2010.

Financing Activities

Cash flows from financing activities consist primarily of borrowings and payments on our revolving credit facility and related financing costs, and to a lesser extent, cash paid for certain Offering transaction costs and other financing related expenditures.

	Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010
	(unaudited)
	(dollars in thousands)
Cash flows from financing activities:
Proceeds from revolving credit facility	$74,338	$56,489
Payments on revolving credit facility	(69,979)	(52,078)
Payment of initial public offering costs	(1,110)	—
Cash paid for financing costs	(433)	—
Other	65	—

Net cash provided by financing activities	$2,881	$4,411

Net cash provided by financing activities decreased by $1.5 million to $2.9 million in the twenty-six weeks ended July 31, 2011 from $4.4 million in the twenty-six weeks ended August 1, 2010. This decrease was due to Offering costs of approximately $1.1 million and payments related to financing costs of approximately $0.4 million related to our Amended Credit Agreement executed during the first quarter of fiscal 2011.

Revolving Credit Facility

On June 12, 2008, we entered into a loan and security agreement with Fifth Third Bank for a three-year revolving credit facility. On April 22, 2011, we entered into an amendment to the existing loan and security agreement, which extends the maturity of this facility until April 22, 2016.

Under the amended revolving credit facility, our borrowing capacity is equal to the lesser of (i) the Maximum Revolving Facility (as defined), less the undrawn face amount of any letters of credit outstanding at the time a drawdown on the revolving credit facility is made, and (ii) the Borrowing Base (as defined). The Maximum

Revolving Facility is equal to (i) prior to August 1, 2010, $40.0 million, (ii) from August 1, 2010 to December 31, 2011, $50.0 million, and (iii) on and after December 31, 2011, $40.0 million. The Borrowing Base is defined as the sum of (i) 200% of Consolidated EBITDA (as defined) for the most recent trailing twelve-month period for which financial statements are available, minus (ii) the aggregate undrawn face amount of any letters of credit outstanding at the time a drawdown on the revolving credit facility is made, minus (iii) such reserves as may be established by the lender in its Permitted Discretion (as defined) but not to exceed 35% of the Borrowing Base. The credit facility includes a $5.0 million sublimit for the issuance of letters of credit.

Indebtedness incurred under the amended revolving credit facility bears interest at a rate of LIBOR (subject to a minimum level of 1.5%) plus an applicable margin of 4.50% or at a rate of the lender’s base commercial lending rate plus an applicable margin of 3.00%. The weighted-average interest rate on average outstanding borrowings under our revolving credit facility under the original and amended loan and security agreements during the twenty-six weeks ended July 31, 2011 was 4.60%. Our excess borrowing capacity was $33.7 million as of July 31, 2011, with $5.4 million outstanding under our revolving credit facility and undrawn face amounts on letters of credit of $1.0 million as of that date.

The amended loan and security agreement includes certain financial covenants. The financial covenants include the requirements to: (i) maintain a ratio of Consolidated Free Cash Flow to Consolidated Fixed Charges (as such terms are defined); (ii) maintain a ratio of Debt (as defined) to Consolidated EBITDA; (iii) limit our annual Consolidated Capital Expenditures (as defined); and (iv) limit our Consolidated Net Capital Expenditures (defined as Consolidated Capital Expenditures minus a specified amount of capital expenditures related to new-store openings determined on the basis of our Consolidated Leverage Ratio).

The amended loan and security agreement includes customary negative and affirmative covenants. The negative covenants include, among others, limitations on: indebtedness; the payment of dividends; liens; the disposition of assets; consolidations and mergers; loans and investments; transactions with affiliates; restricted payments; sale-leaseback transactions; incurrence of certain restrictions by subsidiaries; other negative pledges; and foreign assets. The affirmative covenants include, among others, the requirement to provide audited annual and unaudited monthly financial statements, quarterly and annual compliance certificates, and other financial and operating information.

Indebtedness incurred under both the amended loan and security agreement and the original loan and security agreement is collateralized by substantially all of our assets.

As of July 31, 2011, we were in compliance with the financial covenants and other covenants applicable to us under the amended loan and security agreement.

Off-Balance Sheet Arrangements

As of and for the twenty-six weeks ended July 31, 2011, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commercial commitments as of January 30, 2011 as disclosed in our Registration Statement with the exception of the following items.

Since January 30, 2011, we have entered into 26 retail leases with an average term of 10 years and other lease modifications that have future minimum lease payments of approximately $14.8 million. In addition, our long-term debt obligations under our revolving credit facility increased by approximately $4.4 million since January 30, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Prospectus. We believe that there have been no significant changes to our critical accounting policies during the thirteen weeks ended July  31, 2011.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our amended revolving credit facility carries floating interest rates that are tied to LIBOR and our lender’s prime rate, and therefore, our consolidated statements of operations and cash flows will be exposed to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

Foreign Exchange Risk

We do not currently generate any portion of our net sales in any currency other than the US dollar. We currently source a portion of our inventory of teas and tea-related merchandise in Europe and Japan and incur a limited portion of those related costs in Euro and in Japanese yen. Historically, we have not been impacted materially by fluctuations in the US dollar/Euro and US Dollar/Japanese yen exchange rates and do not expect to be impacted materially for the foreseeable future. However, if our purchases of inventory in Euro and in Japanese yen increase, and to the extent that we commence generating net sales outside of the United States that are denominated in currencies other than the US dollar, our results of operations could be adversely impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our

Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective in providing reasonable assurance that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2011, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, intellectual property disputes, contractual disputes, premises claims and employment, environmental, health and safety matters. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe that the ultimate resolution of any currently pending legal proceeding to which we are a party will have a material adverse effect on our financial condition or results of operations.

Item 1A – Risk Factors

Risk factors that affect our business and financial results are discussed under the heading “Risk Factors” in our Prospectus. Those Risk Factors are incorporated herein by reference. There have been no material changes to the disclosures relating to this item from those set forth in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2011, we completed the Offering of an aggregate of 8,214,287 shares of our common stock at a price of $17 per share. On that date, we issued and sold 1,071,429 shares, and certain of our stockholders sold 7,142,858 shares, including 1,071,429 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares to cover over-allotment (“over-allotment shares”). We did not receive any proceeds from the sale of shares by the selling stockholders. The shares were registered pursuant to our Registration Statement on Form S-1 (File No. 333-173775), which was declared effective on July 27, 2011. The Offering commenced on July 27, 2011 and closed on August 2, 2011 and did not terminate before any securities were sold. As of the date of filing this report, the Offering has terminated, and all of the securities registered pursuant to the offering have been sold.

Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co. served as joint representatives of the several underwriters for the Offering. The total price to the public for the shares offered and sold in the Offering, including the over-allotment shares, was $139,642,879. The amount of expenses incurred by the Company in connection with the Offering is as follows:

(in thousands)
Underwriting discount and commissions	$1,275
Finders’ fees	$—
Expenses paid to or for underwriters	$27
Other expenses	$1,641

Total expenses	$2,943

The foregoing expenses are a reasonable estimate of the expenses incurred by us in the Offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.

The net proceeds (in thousands) of the Offering to us (after deducting the foregoing expenses) were $15,271. On August 2, 2011, the settlement date of the Offering, we received the proceeds from the Offering, which have been utilized to redeem all outstanding shares of our Series A Redeemable preferred stock, to pay Offering-related expenses, and to repay outstanding indebtedness under our amended revolving credit facility.

There has been no material change in the use of proceeds from the Offering as described in the Prospectus under “Use of Proceeds”.

Item 6 – Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive Data File*

* Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAVANA HOLDINGS, INC.

By:	/s/ Daniel P. Glennon
Daniel P. Glennon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	September 13, 2011