Form 10-Q/A
period 2011-07-31
Teavana Holdings Inc
filed 2011-09-20
CIK 1314592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.00003 par value, outstanding as of September 7, 2011 was 36,812,392 shares.

TEAVANA HOLDINGS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Teavana Holdings, Inc. (the “Company”) for the quarterly period ended July 31, 2011, originally filed on September 13, 2011 (the “Existing Filing”). The Company is filing this Amendment to correct the number of outstanding shares of its common stock set forth on the cover page of the Existing Filing, which inadvertently omitted the 9,005,217 shares of its common stock into which an equivalent number of shares of the Company’s Class B redeemable common stock were reclassified immediately after the completion of the Company’s initial public offering on August 2, 2011. The correct number of outstanding shares of common stock as of September 7, 2011 is 36,812,392 as set forth on the cover page of this Amendment, correcting and increasing the outstanding share count of 27,807,175 disclosed in the Existing Filing by 9,005,217 shares. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except for the one change described above, no other changes have been made to the Existing Filing. This Amendment continues to speak as of the date of the Existing Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Existing Filing.

Part II— Other Information

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

TEAVANA HOLDINGS, INC.

By:	/s/ Daniel P. Glennon
Daniel P. Glennon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	September 20, 2011

3