Form 10-Q/A
period 2011-07-31
Teavana Holdings Inc
filed 2011-09-21
CIK 1314592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

The number of shares of the registrant’s common stock, $0.00003 par value, outstanding as of September 7, 2011 was 38,093,163 shares.

TEAVANA HOLDINGS, INC.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Teavana Holdings, Inc. (the “Company”) for the quarterly period ended July 31, 2011, originally filed on September 13, 2011 (the “Existing Filing”), as amended by Amendment No. 1 on Form 10-Q/A filed on September 20, 2011 (the “Amended Filing”). The Company is filing this Amendment to correct the number of outstanding shares of its common stock set forth on the cover page of the Amended Filing, which inadvertently omitted 1,280,771 shares of the Company’s common stock that were issued in connection with the completion of the Company’s initial public offering on August 2, 2011 through the issuance of primary shares and shares sold by selling stockholders of the Company as a result of option exercises. The correct number of outstanding shares of common stock as of September 7, 2011 is 38,093,163 shares as set forth on the cover page of this Amendment, correcting and increasing the outstanding share count of 36,812,392 disclosed in the Amended Filing by 1,280,771 shares. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except for the one change described above, no other changes have been made to the Amended Filing. This Amendment continues to speak as of the date of the Existing Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Existing Filing.

Part II – Other Information

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

TEAVANA HOLDINGS, INC.

By:	/s/ Daniel P. Glennon

Daniel P. Glennon
Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Date:	September 21, 2011

3