Form 10-Q
period 2011-10-30
Teavana Holdings Inc
filed 2011-12-13
CIK 1314592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [     ] to [    ]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.00003 par value, outstanding as of December 7, 2011 was 38,226,327 shares.

Teavana Holdings, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets as of October 30, 2011 (unaudited) and January 30, 2011	1

Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 2011 (unaudited) and October 31, 2010 (unaudited)	2

Condensed Consolidated Statement of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) for the thirty-nine weeks ended October 30, 2011 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2011 (unaudited) and October 31, 2010 (unaudited)	4

Notes to the Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signature	23

Part I—Financial Information

Item 1. Financial Statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	October 30, 2011	January 30, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$36	$7,901
Inventory	32,512	16,928
Prepaid assets	4,082	3,441
Income tax receivable	6,004	—
Other current assets	2,102	1,921

Total current assets	44,736	30,191
Property and equipment, net	40,669	31,028
Goodwill	2,394	2,394
Other non-current assets	673	513

Total assets	$88,472	$64,126

Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,770	$3,631
Income tax payable	—	4,809
Series A redeemable preferred stock, $.0001 par value; 10,683,333 shares authorized as of January 30, 2011; no shares and 10,683,333 issued and outstanding as of October 30, 2011 and January 30, 2011, respectively	—	12,992
Other current liabilities	8,116	6,883

Total current liabilities	14,886	28,315

Long-term liabilities
Deferred rent	12,134	7,524
Deferred tax liability, non-current	2,547	420
Long-term debt	4,501	1,000
Other long-term liabilities	575	525

Total long-term liabilities	19,757	9,469

Total liabilities	34,643	37,784

Commitments and contingencies (Note 10)	—	—

Redeemable common stock
Class B redeemable common stock, $.00003 par value; 50,000,000 shares authorized as of January 30, 2011; no shares and 9,005,217 shares issued and outstanding as of October 30, 2011 and January 30, 2011, respectively	—	81,401

Stockholders’ equity (deficit)
Class A common stock, $.00003 par value; 50,000,000 shares authorized as of January 30, 2011; no shares and 27,744,243 shares issued and outstanding as of October 30, 2011 and January 30, 2011, respectively	—	1

Common stock, $.00003 par value; 100,000,000 shares authorized as of October 30, 2011; 38,226,327 shares and no shares issued and outstanding as of October 30, 2011 and January 30, 2011, respectively	1	—

Additional paid-in capital	276,086	—
Accumulated deficit	(222,260)	(55,060)
Accumulated other comprehensive income	2	—

Total stockholders’ equity (deficit)	53,829	(55,059)

Total liabilities, redeemable common stock and stockholders’ equity (deficit)	$88,472	$64,126

The accompanying notes are an integral part of these condensed consolidated financial statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net sales	$33,426	$24,746	$99,679	$73,501
Cost of goods sold (exclusive of depreciation shown separately below)	12,749	10,237	37,386	29,714

Gross profit	20,677	14,509	62,293	43,787
Selling, general and administrative expense	17,511	12,121	47,636	33,730
Depreciation and amortization expense	1,554	1,110	4,257	3,143

Income from operations	1,612	1,278	10,400	6,914
Interest expense, net	122	685	1,553	1,956

Income before income taxes	1,490	593	8,847	4,958
Provision for income taxes	554	253	3,556	2,112

Net income	$936	$340	$5,291	$2,846

Net income per share:
Basic	$0.02	$0.01	$0.14	$0.08
Diluted	$0.02	$0.01	$0.14	$0.08

Weighted average shares outstanding:
Basic	38,138,070	36,749,460	37,216,444	36,749,460
Diluted	38,965,104	37,636,152	38,029,119	37,573,788

The accompanying notes are an integral part of these condensed consolidated financial statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, unless specified audited)

(dollars in thousands, except per share data)

	Class B Redeemable Common Stock		Total Redeemable	Class A Common Stock		Common Stock		Additional Paid- In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Common Stock	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, January 30, 2011 (audited)	9,005,217	$81,401	$81,401	27,744,243	$1	—	$—	$—	$—	$(55,060)	$(55,059)

Comprehensive income:

Net income	—	—	—	—	—	—	—	—	—	5,291	5,291

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2	—	2

Total comprehensive income											5,293

Change in fair value of Class B redeemable common stock	—	172,546	172,546	—	—	—	—	(55)	—	(172,491)	(172,546)

Stock-based compensation	—	—	—	—	—	—	—	527	—	—	527

Stock issued for stock option exercises	—	—	—	13,886	—	391,552	—	552	—	—	552

Excess tax benefit from stock option exercises	—	—	—	—	—	—	—	2,577	—	—	2,577

Issuance of common stock in initial public offering (net of issuance costs)	—	—	—	—	—	1,071,429	—	15,079	—	—	15,079

Reclassification of Class B redeemable common stock to Class A common stock	(9,005,217)	(253,947)	(253,947)	9,005,217	—	—	—	253,947	—	—	253,947

Reclassification of Class A common stock to common stock	—	—	—	(36,763,346)	(1)	36,763,346	1	—	—	—	—

Excess accretion of Series A redeemable preferred stock above redemption value	—	—	—	—	—	—	—	3,534	—	—	3,534

Other	—	—	—	—	—	—	—	(75)	—	—	(75)

Balance, October 30, 2011	—	$—	$—	—	$—	38,226,327	$1	$276,086	$2	$(222,260)	$53,829

The accompanying notes are an integral part of these condensed consolidated financial statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010
Cash flows from operating activities:

Net income	$5,291	$2,846
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	4,257	3,143
Non-cash interest expense	1,304	1,710
Stock-based compensation	527	102
Excess tax benefit from stock option exercises	(2,577)	—
Other	150	—
Changes in operating assets and liabilities:
Inventory	(15,584)	(6,582)
Income tax receivable	(6,004)	—
Prepaid and other assets	(417)	(2,340)
Accounts payable	2,896	(564)
Income taxes payable	(2,232)	(3,995)
Deferred rent	4,610	1,832
Deferred income taxes	1,892	—
Other liabilities	970	1,662

Net cash used in operating activities	(4,917)	(2,186)

Cash flows from investing activities:
Purchase of property and equipment	(13,785)	(8,980)

Net cash used in investing activities	(13,785)	(8,980)

Cash flows from financing activities:
Proceeds from revolving credit facility	113,152	88,495
Payments on revolving credit facility	(109,652)	(77,708)
Proceeds from initial public offering, net	15,322	—
Proceeds from stock option exercises	552	—
Payment to redeem Series A redeemable preferred stock liability	(10,683)	—
Cash paid for financing costs	(433)	—
Excess tax benefit from stock option exercises	2,577	—

Net cash provided by financing activities	10,835	10,787

Effect of exchange rates on cash and cash equivalents:	2	—

Net decrease in cash and cash equivalents	(7,865)	(379)

Cash and cash equivalents, beginning of fiscal period	7,901	1,314

Cash and cash equivalents, end of fiscal period	$36	$935

Supplemental disclosure of cash flows information:
Cash paid for interest	$217	$216
Cash paid for income tax	9,900	8,078
Non-cash change in fair value of Class B redeemable common stock	172,546	30,342

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

1. Business and Summary of Significant Accounting Policies

Nature of Business

Teavana Holdings, Inc. (the “Company” or “Teavana”) is a specialty retailer offering more than 100 varieties of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise. Teavana offers products through 196 Company-owned stores in 39 states and 18 franchised stores primarily in Mexico, as well as through its website, www.teavana.com.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with US generally accepted accounting principles (“US GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) guidance for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes thereto for the fiscal year ended January 30, 2011 included in the Company’s Registration Statement on Form S-1 (File No. 333-173775), as amended (the “Registration Statement”). The accompanying unaudited condensed consolidated financial statements present the results of operations for the thirteen weeks ended October 30, 2011 and October 31, 2010 and the thirty-nine weeks ended October 30, 2011 and October 31, 2010. These results are not necessarily indicative of the results that may be achieved for the year ending January 29, 2012, or any other period.

Principles of Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The financial statements of any foreign subsidiaries have been translated into US dollars in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic No.830-30 – Translation of Financial Statements (“ASC 830-30”). Under ASC 830-30, the financial position and results of operations of the Company’s foreign subsidiaries are measured using the subsidiary’s local currency as the functional currency. Revenues and expenses have been translated into US dollars at average exchange rates prevailing during the period, and assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Sunday nearest to January 31 of the following year. These condensed consolidated financial statements include the thirteen weeks and thirty-nine weeks in each of the periods ending October 30, 2011 and October 31, 2010, respectively.

Seasonality

The Company’s business is seasonal and has historically realized a higher portion of net sales, net income and operating cash flows in the fourth fiscal quarter due primarily to the holiday selling season. As a result, the Company’s working capital requirements fluctuate during the year, increasing in the second and third fiscal quarters in anticipation of this peak selling season.

Segment Reporting

The Company determines its operating segments on the same basis used internally to evaluate performance. The Company’s reportable segments include the operation of Company-owned stores and the e-commerce website, which have been aggregated into one reportable financial segment. Management bases this aggregation on the following factors (i) merchandise offered at Company-owned stores and through the e-commerce business is largely the same, (ii) management believes that the majority of e-commerce customers are also customers of retail locations, (iii) the product margins and sales mix of the stores and the e-commerce business are similar and (iv) both revenue streams utilize the same distribution facility. All of the Company’s significant identifiable assets are located in the United States as of October 30, 2011.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting pronouncements not yet adopted by the Company

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which amends certain accounting and disclosure requirements related to fair value measurements. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2012. The Company will adopt the amendment in the first quarter of fiscal 2012 and expects no material impact on the Company’s consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

In June 2011, the FASB issued ASU No. 2011-05—Presentation of Comprehensive Income (“ASU 2011-05”), which was issued to enhance comparability between entities that report under US GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity as a single line item, and requires presentation of the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2012. Early adoption of the new guidance is permitted and full retrospective application is required. The Company will adopt the disclosure requirements of this pronouncement in the first quarter of fiscal 2012 and expects no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles- Goodwill and Other (“ASU 2011-08”). ASU 2011-08 is intended to simplify goodwill impairment testing by permitting an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value before performing the two-step goodwill impairment test that currently exists. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2012. The Company will adopt the amendment in the first quarter of fiscal 2012 and expects no material impact on the Company’s consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification. There have been a number of ASUs to date that amend the original text of the ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not applicable to the Company. Additionally, there were various other accounting standards and interpretations issued during the thirteen weeks ended October 30, 2011 that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

2. Property and Equipment

Property and equipment consists of the following:

	October 30, 2011	January 30, 2011
Leasehold improvements	$50,513	$38,282
Equipment	7,878	6,395

	58,391	44,677
Less—Accumulated depreciation	(17,722)	(13,649)

Property and equipment, net	$40,669	$31,028

Depreciation expense was $1,550 and $1,105 for the thirteen weeks ended October 30, 2011 and October 31, 2010, respectively, and $4,242 and $3,103 for the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively.

3. Long-term Debt

On June 12, 2008, the Company established a three-year revolving credit facility by entering into a loan and security agreement (the “Credit Agreement”) with Fifth Third Bank. On April 22, 2011, the Company entered into an amendment to the Credit Agreement that, among other things, extended its term for five years through April 22, 2016. On October 6, 2011, the Company entered into a second amendment to the Credit Agreement (the “Amended Credit Agreement”) that, among other things, permitted the creation of a foreign subsidiary and certain intercompany transfers. The Amended Credit Agreement provides for a revolving credit facility up to $40,000 through April 22, 2016. The borrowing capacity is equal to (i) the lesser of the maximum revolving facility, less the undrawn face amount of any letters of credit outstanding and (ii) the borrowing base. The borrowing base is defined as the sum of (i) 200% of Consolidated EBITDA (as defined) for the most recent twelve month trailing period for which financial statements are available, minus (ii) the aggregate undrawn face amount of any outstanding letters of credit at the time a drawdown on the revolving credit facility is made, minus (iii) such reserves as may be established by the lender in its Permitted Discretion (as defined), but not to exceed 35% of the Borrowing Base. The revolving credit facility includes a $5,000 sublimit for the issuance of letters of credit. The Amended Credit Agreement is secured by substantially all of the assets of the Company. The revolving credit facility under the Amended Credit Agreement had a balance outstanding of $4,501, undrawn face amounts on letters of credit of $203 and availability of $35,296 on October 30, 2011.

The revolving credit facility in the Amended Credit Agreement bears interest at a rate of LIBOR, subject to a minimum level of 1.5% plus an applicable margin of 4.5% or at a rate of the lender’s base commercial lending rate (prime), plus a margin of 3.0%. The balance outstanding under the revolving credit facility on October 30, 2011 was $4,501, bearing interest under the lender’s base lending rate pricing method at a rate of 6.25%.

The Amended Credit Agreement specifies certain financial and non-financial covenants that the Company must comply with. The Company was in compliance with these covenants on all respective measurement dates. The Amended Credit Agreement does not permit the payment of any dividends, and thus 100% of the Company’s net income is restricted for purposes of dividend payments. The restriction on the payment of dividends applies to the Company and all of its subsidiaries. The Amended Credit Agreement also restricts all of the subsidiaries of the Company from making loans or advances to the Company in excess of certain limits as defined by the amendment executed on October 6, 2011. The restricted net assets of the subsidiaries are the same as the consolidated net assets, as presented in the accompanying condensed consolidated balance sheets. Teavana Holdings, Inc. has no operations or operating revenues, and the expenses of Teavana Holdings, Inc. are immaterial by virtue of the fact that the management and directors of the Company are compensated by its subsidiary, Teavana Corporation. Teavana Holdings, Inc. has no assets outside of its investments in subsidiaries, and no other material liabilities other than as a co-obligor under the Amended Credit Agreement with Fifth Third Bank.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

Deferred financing costs totaling $433 were incurred in connection with the amendments to the Credit Agreement and will be amortized to interest expense over the five-year term of the facility using the straight-line method. The unamortized loan costs from the original Credit Agreement will continue to be amortized over the remaining term of the amended facility. Interest expense relating to deferred financing costs and interest incurred on borrowings under the Amended Credit Agreement totaled $122 and $149 for the thirteen weeks ended October 30, 2011 and October 31, 2010, respectively, and $327 and $348 for the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively.

4. Common and Preferred Stock and Stockholders’ Equity

On August 2, 2011, the Company completed an initial public offering (the “Offering”) of 8,214,287 shares of common stock at a price of $17.00 per share. The common stock was listed on the New York Stock Exchange under the symbol “TEA.” Of the 8,214,287 shares sold in the Offering, the Company issued 1,071,429 primary shares, and 7,142,858 shares were sold by selling stockholders of the Company, including 1,071,429 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option. The Company received proceeds of approximately $15,079, net of approximately $3,135 in underwriting discounts and legal, accounting and other fees incurred in connection with the Offering. The proceeds of the Offering were used principally for the redemption of all outstanding shares of the Series A redeemable preferred stock, to pay Offering-related expenses, and to repay indebtedness under the Amended Credit Agreement that existed as of the date of the Offering. The Company did not receive any proceeds from shares sold by the selling stockholders. Concurrent with the Offering, all shares of Class B redeemable common stock were automatically converted into an equivalent number of shares of Class A common stock, which resulted in the concurrent corresponding reclassification of the aggregate fair value of the Class B redeemable common stock from temporary equity into additional paid-in capital within stockholders’ equity and the immediate subsequent reclassification of all outstanding shares of Class A common stock into common stock. Also upon consummation of the Offering, the Company redeemed all outstanding shares of the Series A redeemable preferred stock for the Redemption Value (as defined below) of $10,683. The excess accretion above the Redemption Value of the Series A redeemable preferred stock was also reclassified into additional paid-in capital.

In connection with the consummation of the Offering, the Company filed an amended and restated certificate of incorporation (the “Amended Certificate”) with the Secretary of State of the State of Delaware. The Amended Certificate provided the Board of Directors with the authority to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Each share of common stock entitles the holder to one vote. Holders of common stock are entitled to receive, on a pro rata basis, any dividends declared by the Board of Directors. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in the assets remaining after payment of liabilities. In regards to preferred stock, the Board of Directors is authorized to fix the preferences, powers and relative participating, option or other special rights and qualifications, limitations or restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption rights and liquidation preferences. As such, any preferred stock issued may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution, winding up or voting. As a result of the aforementioned Offering and certain subsequent stock option exercises, the Company had 38,226,327 shares of common stock and no shares of preferred stock outstanding as of October 30, 2011. The Company had 27,744,243 shares of Class A common stock, 9,005,217 shares of Class B redeemable common stock and 10,683,333 shares of Series A redeemable preferred stock outstanding on January 30, 2011.

Immediately prior to the Offering, the Company had 27,758,129 shares of Class A common stock, 9,005,217 shares of Class B redeemable common stock and 10,683,333 shares of Series A redeemable preferred stock outstanding. The shares of Class B redeemable common stock were to be converted into an equivalent number of shares of Class A common stock at any time at the option of the holder and would automatically convert upon (i) the sale, transfer, assignment or conveyance to a competitor or (ii) the consummation of a liquidity event (as defined) or a public offering (as defined). Due to this contingent redemption feature, prior to completion of the Offering, the Class B redeemable common stock was historically classified in the condensed consolidated balance sheets as temporary equity rather than stockholders’ equity, with adjustments to the fair value of the Class B redeemable common stock made at each reporting date.

The Series A redeemable preferred stock was issued on December 15, 2004 with a mandatory redemption date upon the earlier of a liquidity event (as defined) or December 15, 2011 (“Redemption Date”). The Series A redeemable preferred stock contained a liquidation preference of $1.00 per share, with annual accretion at a rate of 5% and accretion of a debt discount from December 15, 2004 through the Redemption Date that is included in interest expense on the condensed consolidated statements of operations. The liquidation preference, or “Redemption Value,” increased annually based on the accretion of the shares; however the annual accretion of the Redemption Value was forgiven at the Redemption Date because the Company achieved certain targets, as specified in the Company’s Amended and Restated Certificate of Incorporation. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has historically classified the Series A redeemable preferred stock as a liability on the accompanying condensed consolidated balance sheets. The Redemption Value of the Series A redeemable preferred stock was $14,408 on January 30, 2011.

5. Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

The Company’s financial instruments have historically consisted solely of its Class B redeemable common stock, classified as temporary equity. Concurrent with the Offering as described in Note 4 – “Common and Preferred Stock and Stockholders’ Equity,” all shares of Class B redeemable common stock were converted into shares of Class A common stock, and subsequently common stock, resulting in the corresponding reclassification of temporary equity into additional paid-in capital. As such, because historically the Company’s balances measured at fair value on a recurring basis consisted solely of the Class B redeemable common stock, there were no financial instruments requiring fair value measurement on a recurring basis as of October 30, 2011. The following summarizes the Company’s balances measured at fair value as of October 30, 2011 and January 30, 2011:

	Fair Value Hierarchy Category
	Level 1	Level 2	Level 3
October 30, 2011	$—	$—	$—
January 30, 2011	—	—	81,401

Historically, the Class B redeemable common stock has been remeasured to fair value each reporting period with changes in fair value recorded directly to equity and based on the change in the underlying fair value of the Company’s common stock during each fiscal period presented. The Class B redeemable common stock was reclassified to permanent equity, no longer requiring fair value measurement on a recurring basis, concurrent with the Offering. The following table presents a summary of net transfers out of the Level 3 fair value measurement hierarchy during the thirty-nine weeks ended October 30, 2011:

October 30, 2011
Fair value of level 3 instruments at January 30, 2011	$81,401
Net transfers into/(out of) Level 3	(81,401)

Fair value of level 3 instruments at October 30, 2011	$—

The total change in fair value of the Class B redeemable common stock from January 30, 2011 through August 2, 2011, the date of reclassification into additional paid-in capital, was $172,546.

6. Net income per share

The following table sets forth the computation of basic and diluted net income per share in accordance with ASC 260, Earnings per Share. Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus potentially dilutive common shares, primarily consisting of the Company’s non-qualified stock options, outstanding during the period. The treasury stock method was used to determine the dilutive effect of the stock options. The following table details the calculation of basic and diluted net income per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Numerator:	$936	$340	$5,291	$2,846

Denominator:
For basic net income per share—weighted average shares basis	38,138,070	36,749,460	37,216,444	36,749,460
Effect of dilutive stock options	827,034	886,692	812,675	824,328

For diluted net income per share—adjusted weighted average shares basis	$38,965,104	$37,636,152	$38,029,119	$37,573,788

Net income per share:
Basic	$0.02	$0.01	$0.14	$0.08
Diluted	$0.02	$0.01	$0.14	$0.08

As of October 30, 2011, the Company had 38,226,327 shares of common stock outstanding. As of January 30, 2011, the Company had 27,744,243 and 9,005,217 shares of Class A common stock and Class B redeemable common stock, respectively, outstanding. The Class A common stock and Class B redeemable common stock shared equally in rights to dividends, undistributed earnings and voting rights. As a result, the two class method has historically not been required for the computation of net income per share.

The Company has not issued stock-based payment awards to date that meet the criteria of participating securities. There were no anti-dilutive securities as of October 30, 2011 and October 31, 2010.

7. Leases

The Company has entered into operating leases for its stores, distribution center and store support center. Initial lease terms for stores are generally ten years with rent escalations and no renewal options. Rent expense for leases with rent escalations is recognized on a straight-line basis over the term of occupancy of the lease. The leases are net leases under which the Company pays the taxes, insurance and common area maintenance costs. The leases may also provide for both minimum rent payments and contingent rentals based on a percentage of sales in excess of specified amounts. In certain leases, the landlord also charges the Company a portion of its marketing expense.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

Total minimum and contingent rent expense for the thirteen weeks ended October 30, 2011 and October 31, 2010, respectively, and the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Minimum rentals	$3,569	$2,860	$10,188	$7,995
Contingent rentals	59	43	199	63

Total	$3,628	$2,903	$10,387	$8,058

Future minimum lease payments for non-cancelable operating leases with an initial term of one year or more are as follows as of October 30, 2011:

Fiscal year	Amount
2011 (remainder of year)	$2,327
2012	14,957
2013	15,433
2014	15,717
2015	15,472
Thereafter	63,125

$127,031

8. Stock-Based Compensation

Under the Company’s 2004 Management Incentive Plan (the “2004 Plan”), adopted on December 15, 2004, up to 1,851,471 stock options may be granted to certain employees and outside directors or advisors to purchase an equal number of shares of common stock at prices not less than 100% of the estimated fair market value at the date of grant. All stock-based awards issued under the plan are non-qualified stock options. Share options forfeited or cancelled are eligible for reissuance under the 2011 Plan (as defined below). There were no stock-based awards granted under the 2004 Plan during the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively.

On July 18, 2011, the Board of Directors and stockholders authorized the establishment of the Teavana 2011 Equity Incentive Plan (the “2011 Plan”), effective immediately after the SEC’s declaration of effectiveness of the Registration Statement and immediately prior to the pricing of the Offering, both of which took place on July 27, 2011. Under the 2011 Plan, up to 750,000 equity awards, including stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards or other stock-based awards, may be granted to certain employees and outside directors to purchase a fixed number of shares of the Company’s common stock at prices not less than 100% of the estimated fair market value at the date of grant. Share options forfeited or cancelled are eligible for reissuance under the 2011 Plan. Also, concurrent with the pricing of the Offering on July 27, 2011, the Board of Directors authorized a grant to certain members of the Company’s management, certain other employees and outside directors of 580,500 non-qualified stock options to purchase an equal number of shares of common stock.

The Company accounts for stock-based awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the grant date (or measurement date, if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest. Stock-based compensation expense was $464 and $34 for the thirteen weeks ended October 30, 2011 and October 31, 2010, respectively, and $527 and $102 for the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively. Upon consummation of the Offering, the Company recognized $173 in compensation expense resulting from the accelerated vesting of all unvested stock options to purchase shares of common stock granted under the 2004 Plan. As such, approximately 162,467 options became exercisable, subject to certain lock-up provisions at the closing of the Offering. Stock-based compensation cost is recognized on a pre-tax basis.

The fair value of stock options granted under the 2011 Plan was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. Options under this plan were not traded at time of grant. Stock option pricing models require the input of highly subjective assumptions, including the expected volatility of the stock price. The Company’s stock has only been publicly traded since July 28, 2011; therefore, changes in these subjective input assumptions may affect the grant date fair value estimates. These assumptions were based on management’s best estimate and available information at the time of grant. The Company estimated the fair value of options granted under the 2011 Plan using the following assumptions:

July 27, 2011
Expected life (years) (1)	6.25
Risk-free interest rate (2)	1.6%
Volatility (3)	54.0%
Dividend yield (4)	0%

1)	Represents the period of time stock options are expected to remain outstanding. As the Company has only awarded “plain vanilla options” as described in ASC 718-10-S99, Compensation—Stock Compensation: Overall: SEC Materials, the Company used the “simplified” method for determining the expected life of the options granted. The simplified method calculates the expected term as the sum of the vesting term and the original contract term divided by two. The Company will continue to use the simplified method until such time that it has sufficient historical data for options to accurately estimate the expected term of stock-based awards.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

2)	Based on the US Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.

3)	Expected stock price volatility is based on the volatilities of comparable peer companies.

4)	The Company has not paid regular dividends on its common stock and does not expect to pay dividends on its common stock in the foreseeable future.

The following table represents stock options granted, exercised, repurchased or forfeited under the 2004 Plan and the 2011 Plan during the thirty-nine weeks ended October 30, 2011. There were no options that expired during this period:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at January 30, 2011	1,851,471	$1.36
Granted	580,500	17.00
Exercised	(405,438)	1.36
Repurchased or forfeited	(48,219)	9.54

Outstanding at October 30, 2011	1,978,314	$5.75

Under the 2004 Plan and the 2011 Plan, options generally become exercisable over a four-year period and expire ten years from the date of grant. Additionally, stock option grants generally vest 25% on each anniversary of the grant date, commencing with the first anniversary of the grant date (in the case of the 580,500 options granted under the 2011 Plan concurrent with the pricing of the Offering, commencing with the first anniversary of the closing of that transaction on August 2, 2011). The following is a summary of the changes in the Company’s non-vested stock options during the thirty-nine weeks ended October 30, 2011.

	Number of Stock Options	Weighted Average Grant-Date Fair Value
Non-vested stock options outstanding at January 30, 2011	369,367	$0.86
Granted	580,500	8.92
Vested	(355,481)	0.87
Forfeited	(38,886)	6.00

Non-vested stock options outstanding at October 30, 2011	555,500	$8.92

The total fair value of stock options that vested during the thirty-nine weeks ended October 30, 2011 was $309. As of October 30, 2011, there was $4,367 of total unrecognized compensation cost related to non-vested stock option awards. The compensation cost is expected to be recognized through fiscal 2015 based on existing vesting terms, with the weighted average remaining expense recognition period being approximately 3.74 years.

The options outstanding as of October 30, 2011, by exercise price, are summarized below:

Number of Stock Options Outstanding	Stock Options Exercisable	Exercise Price	Average Remaining Contractual Life (in Years)
940,498	940,498	$1.12	4.14
101,450	101,450	1.35	6.00
223,762	223,762	1.62	6.42
14,812	14,812	1.76	6.83
142,292	142,292	2.43	8.00
555,500	—	17.00	9.75

1,978,314	1,422,814		6.37

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

The effective tax rate for the thirteen weeks ended October 30, 2011 was 37.2% as compared to 42.6% for the thirteen weeks ended October 31, 2010. The effective tax rate for the thirty-nine weeks ended October 30, 2011 was 40.2% as compared to 42.6% for the thirty-nine weeks ended October 31, 2010. Our estimated annual effective tax rate for fiscal 2011 decreased primarily as a result of the decrease in the annualized non-deductible accretion of the Series A redeemable preferred stock, redeemed upon consummation of the Offering. See Note 4 – “Common and Preferred Stock and Stockholders’ Equity.”

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

The effective tax rate differs from the federal statutory rate due to state income tax expense and nondeductible expenses, which primarily consist of the accretion of the Series A redeemable preferred stock. In addition, our estimated annual effective tax rate for fiscal 2011 decreased primarily as a result of the decrease of the annualized non-deductible accretion of the Series A redeemable preferred stock, which the Company redeemed in whole upon consummation of the Offering. See Note 4 – “Common and Preferred Stock and Stockholders’ Equity.”

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment. The Company has determined that no such valuation allowance is necessary as of October 30, 2011 and October 31, 2010, respectively.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740-10, Accounting for Income Taxes, and adjusts for such liabilities when its judgment changes as the result of the evaluation of new information. As of October 30, 2011, there were no uncertain tax positions, and the Company does not anticipate any tax positions generating a significant change in this balance for unrecognized tax benefits within 12 months of this reporting date.

10. Commitments and Contingencies

The Company is involved in various legal proceedings encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

11. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the condensed consolidated financial statements were available to be issued and concluded that no additional material subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 30, 2011 and October 31, 2010 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” in the Prospectus (as defined below). Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used in the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to January 31 of the following year. For example, references to “fiscal 2010” refer to the fiscal year ended January 30, 2011. The quarters and year-to-date periods ended October 30, 2011 and October 31, 2010, respectively, each contain 13 and 39 weeks.

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

•	the risk of a cybersecurity incident or other technological disruption; and

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

Overview

Teavana is a specialty retailer offering more than 100 varieties of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise. We offer our products through 196 company-owned stores in 39 states and 18 franchised stores primarily in Mexico, as well as through our website, www.teavana.com.

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

Our business is also seasonal, and as a result, our net sales fluctuate from quarter to quarter. Net sales are traditionally highest in the fourth fiscal quarter, which includes the holiday sales period from Thanksgiving through the end of December, and tend to be lowest in the second and third fiscal quarters.

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

Measuring the change in year-over-year comparable store sales allows us to evaluate how our stores, including e-commerce, are performing. Various factors affect comparable store sales, including:

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

Other sales. Other sales include sales through our website at www.teavana.com, sales related to our franchised operations, gift card breakage revenue and, through the end of fiscal 2010, wholesale and e-commerce sales of teas and merchandise under the brand name SpecialTeas (we ceased selling under the SpecialTeas brand name on January 30, 2011). Sales related to our franchised operations consist of: initial franchise fees received in connection with newly franchised stores that are recognized as revenue when the obligations under the related franchise agreement are met, continuing royalty fees, wholesale sales of our teas and tea-related merchandise to franchise stores and recognition of deferred revenue related to the initial development fee paid at inception by our business partner under our international development agreement for Mexico.

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

Selling, general and administrative expense typically does not vary proportionally with net sales to the same degree as our cost of goods sold. Accordingly, this expense as a percentage of sales is usually higher in lower-volume quarters and lower in higher-volume quarters. We expect that our selling, general and administrative expense will increase in future periods as we selectively add to our corporate and store support functions to support continuing growth and, to a lesser extent, to cover additional legal, accounting, insurance and other regulatory costs related to being a public company. The components of selling, general and administrative expense may not be comparable to those of other retailers.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of depreciation of our leasehold improvements and equipment and to a lesser extent, amortization of our finite-lived assets. We expect that depreciation expense will continue to increase as we open more stores.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(unaudited)		(unaudited)
	(dollars in thousands, except store and share data)
Consolidated Statement of Operations Data:
Net sales	$33,426	$24,746	$99,679	$73,501
Cost of goods sold (exclusive of depreciation shown separately below)	12,749	10,237	37,386	29,714

Gross profit	20,677	14,509	62,293	43,787
Selling, general and administrative expense	17,511	12,121	47,636	33,730
Depreciation and amortization expense	1,554	1,110	4,257	3,143

Income from operations	1,612	1,278	10,400	6,914
Interest expense, net	122	685	1,553	1,956

Income before income taxes	1,490	593	8,847	4,958
Provision for income taxes	554	253	3,556	2,112

Net income	$936	$340	$5,291	$2,846

Net income per share:
Basic	$0.02	$0.01	$0.14	$0.08
Diluted	$0.02	$0.01	$0.14	$0.08
Weighted average shares outstanding:
Basic	38,138,070	36,749,460	37,216,444	36,749,460
Diluted	38,965,104	37,636,152	38,029,119	37,573,788
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	38.1%	41.4%	37.5%	40.4%

Gross profit	61.9%	58.6%	62.5%	59.6%
Selling, general and administrative expense	52.4%	48.9%	47.7%	45.9%
Depreciation and amortization expense	4.6%	4.5%	4.3%	4.3%

Income from operations	4.9%	5.2%	10.5%	9.4%
Interest expense, net	0.4%	2.8%	1.6%	2.7%

Income before income taxes	4.5%	2.4%	8.9%	6.7%
Provision for income taxes	1.7%	1.0%	3.6%	2.9%

Net income	2.8%	1.4%	5.3%	3.8%

Store Data (unaudited):

Number of stores at end of period	196	141	196	141
Comparable store sales growth for period, including e-commerce (1)	8.5%	7.1%	8.7%	10.6%
Comparable store sales growth for period, excluding e-commerce (2)	6.0%	5.9%	6.2%	8.7%
Average net sales per comparable store (in thousands) (3)	$177	$170	$571	$551
Gross square footage at end of period (in thousands)	180	126	180	126
Sales per gross square foot (4)	$181	$187	$593	$596

(1)	Includes comparable store sales from all Company-owned stores that have been open for at least 15 full fiscal months and sales from our website www.teavana.com.

(2)	Comparable store sales, excluding e-commerce, include sales from all Company-owned stores that have been open for at least 15 full fiscal months. Comparability is typically achieved 12 months after the initial three-month period from opening during which new stores typically experience higher-than-average sales volumes.

(3)	Average net sales per comparable store is calculated by dividing total sales per period for stores open 15 full fiscal months or more as of the beginning of each respective fiscal period by the total number of such stores. This methodology excludes the effects of the initial three-month period of higher-than-average sales volumes and also excludes e-commerce sales.

(4)	Sales per gross square foot is calculated by dividing total net sales for all stores, excluding e-commerce, by the average gross square footage for the period. Average gross square footage for the period is calculated by dividing the sum of the total gross square footage at the beginning and at the end of each period by two.

The approximate percentages of net sales derived from our product categories were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
	(unaudited)		(unaudited)
Product Categories (unaudited):
Tea	59%	58%	59%	58%
Merchandise	37%	37%	37%	37%
Beverage	4%	5%	4%	5%

	100%	100%	100%	100%

Thirteen Weeks Ended October 30, 2011 Compared to Thirteen Weeks Ended October 31, 2010

Net Sales

Net sales increased by 35.1%, or $8.7 million, to $33.4 million in the thirteen weeks ended October 30, 2011 from $24.7 million in the thirteen weeks ended October 31, 2010, resulting from a $7.4 million increase in non-comparable store sales, a $1.2 million increase in comparable store sales, excluding e-commerce, and a $0.1 million increase in other sales.

Non-comparable store sales increased by $7.4 million in the thirteen weeks ended October 30, 2011, driven primarily by the 71 non-comparable stores as of October 30, 2011. There were 43 non-comparable stores as of October 31, 2010.

Comparable store sales, including e-commerce, increased by 8.5% in the thirteen weeks ended October 30, 2011 due to a 9.1% increase in the average transaction size at our comparable stores and through our website, partially offset by a 0.6% decrease in the number of transactions due partially to our de-emphasis of beverage sales at our stores.

Comparable store sales, excluding e-commerce, increased by 6.0%, or $1.2 million, in the thirteen weeks ended October 30, 2011 due to a 8.8% increase in the average transaction size at our comparable stores partially offset by a 2.8% decrease in the number of transactions due partially to our de-emphasis of beverage sales at our stores. Average transaction size at our comparable stores increased to $39 in the thirteen weeks ended October 30, 2011 from $35 in the thirteen weeks ended October 31, 2010. There were 125 comparable stores open as of October 30, 2011 compared to 98 as of October 31, 2010.

Other sales increased by $0.1 million in the thirteen weeks ended October 30, 2011 due primarily to an increase of $0.7 million in e-commerce sales, partially offset by a decrease of $0.6 million in other sales driven primarily by the elimination of the SpecialTeas brand at the end of fiscal 2010.

Gross Profit

Gross profit increased by 42.5%, or $6.2 million, to $20.7 million in the thirteen weeks ended October 30, 2011 from $14.5 million in the thirteen weeks ended October 31, 2010. Gross margin increased to 61.9% in the thirteen weeks ended October 30, 2011 from 58.6% in the thirteen weeks ended October 31, 2010, due to an increase in product margins primarily in our merchandise category, as well as to a sales mix shift from merchandise towards higher-margin tea, which our stores generally experience as they mature.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 44.5%, or $5.4 million, to $17.5 million in the thirteen weeks ended October 30, 2011 from $12.1 million in the thirteen weeks ended October 31, 2010. As a percentage of net sales, selling, general and administrative expense increased to 52.4% in the thirteen weeks ended October 30, 2011 from 48.9% in the thirteen weeks ended October 31, 2010.

Store operating expenses increased by 42.7%, or $3.4 million, in the thirteen weeks ended October 30, 2011 due primarily to the operation of 196 stores as of this date as compared to the operation of 141 stores as of October 31, 2010. As a percentage of net sales, store operating expenses increased to 34.3% in the thirteen weeks ended October 30, 2011 from 32.5% in the thirteen weeks ended October 31, 2010 due partially to net sales from stores comprising a larger percentage of our total net sales driven by the elimination of the SpecialTeas brand at the end of fiscal 2010. Store operating expenses as a percentage of net sales from stores increased to 37.0% for the thirteen weeks ended October 30, 2011 from 35.9% for the thirteen weeks ended October 31, 2010 due primarily to higher travel, relocation and training costs resulting from opening 17 stores in the thirteen weeks ended October 30, 2011 compared to opening 13 stores in the thirteen weeks ended October 31, 2010.

Store pre-opening expenses increased by 37.5%, or $0.2 million, in the thirteen weeks ended October 30, 2011 due primarily to the timing of the opening of 17 new stores in the thirteen weeks ended October 30, 2011 compared to the timing of opening 13 new stores in the thirteen weeks ended October 31, 2010. As a percentage of net sales, store pre-opening expenses remained flat at 2.1% for each of the thirteen weeks ended October 30, 2011 and October 31, 2010, respectively.

Other administrative expenses increased by 49.5%, or $1.8 million, in the thirteen weeks ended October 30, 2011 due primarily to the increased cost to support 196 stores in operation as of October 30, 2011 compared to 141 stores as of October 31, 2010, including an increase in occupancy expense attributable to the relocation and expansion of our store support center in the third and fourth fiscal quarters of 2010 and certain additional payroll, accounting, legal, insurance-related and other regulatory costs as a result of transitioning to being a public company. For example, stock-based compensation expense was $464 in the thirteen weeks ended October 30, 2011 compared to $34 in the thirteen weeks ended October 31, 2010. As a percentage of net sales, other administrative expenses increased to 16.0% in the thirteen weeks ended October 30, 2011 as compared to 14.3% for the thirteen weeks ended October 31, 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by 40.0%, or $0.5 million, to $1.6 million in the thirteen weeks ended October 30, 2011 from $1.1 million in the thirteen weeks ended October 31, 2010 due primarily to capital expenditures of approximately $17.1 million incurred in the fifty-two weeks ended October 30, 2011 to build new stores and, to a lesser extent, for leasehold improvements at our new store support center. As a percentage of net sales, depreciation and amortization expense remained relatively flat at 4.6% for the thirteen weeks ended October 30, 2011 as compared to 4.5% for the thirteen weeks ended October 31, 2010.

Interest Expense, Net

Interest expense, net decreased by 82.2%, or $0.6 million, to $0.1 million in the thirteen weeks ended October 30, 2011 from $0.7 million in the thirteen weeks ended October 31, 2010 due primarily to a decrease in accretion of our Series A redeemable preferred stock. The Series A redeemable preferred stock was redeemed upon the consummation of our Offering, as more fully explained in Note 4 – “Common and Preferred Stock and Stockholders’ Equity” in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Provision for Income Taxes

Our provision for income taxes increased by 119.0%, or $0.3 million, to $0.6 million in the thirteen weeks ended October 30, 2011 from $0.3 million in the thirteen weeks ended October 31, 2010. The increase in our provision for income taxes was due primarily to an increase of $1.2 million in our income before income taxes. Our effective tax rates were 37.2% and 42.6% for the thirteen weeks ended October 30, 2011 and October 31, 2010, respectively. There was a favorable impact to the effective tax rate for the thirteen weeks ended October 30, 2011 due to an increase in an employment-related income tax credit and foreign tax credit related to the filing of the federal income tax return for the fiscal year ended January 30, 2011. Excluding the impact from these tax credits, our effective tax rate would have been 41.8% for the thirteen weeks ended October 30, 2011. Additionally, the Series A redeemable preferred stock was redeemed in whole upon the consummation of our Offering, as more fully explained in Note 4 – “Common and Preferred Stock and Stockholders’ Equity” in the notes to our condensed consolidated financial statements included in this Quarterly Report, and does not impact our effective tax rate subsequent to the Offering. As a percentage of net sales, the provision for income taxes increased to 1.7% in the thirteen weeks ended October 30, 2011 from 1.0% in the thirteen weeks ended October 31, 2010.

Net Income

As a result of the factors above, net income increased by 175.3%, or $0.6 million, to $0.9 million in the thirteen weeks ended October 30, 2011 from $0.3 million in the thirteen weeks ended October 31, 2010. Net income as a percentage of net sales increased to 2.8% in the thirteen weeks ended October 30, 2011 from 1.4% in the thirteen weeks ended October 31, 2010.

Thirty-Nine Weeks Ended October 30, 2011 Compared to Thirty-Nine Weeks Ended October 31, 2010

Net Sales

Net sales increased by 35.6%, or $26.2 million, to $99.7 million in the thirty-nine weeks ended October 30, 2011 from $73.5 million in the thirty-nine weeks ended October 31, 2010, resulting from a $22.2 million increase in non-comparable store sales, a $3.8 million increase in comparable store sales, excluding e-commerce, and a $0.2 million increase in other sales.

Non-comparable store sales increased by $22.2 million in the thirty-nine weeks ended October 30, 2011, driven primarily by the 71 non-comparable stores as of October 30, 2011. There were 43 non-comparable stores as of October 31, 2010.

Comparable store sales, including e-commerce, increased by 8.7% in the thirty-nine weeks ended October 30, 2011 due to a 9.0% increase in average transaction size at our comparable stores and through our website partially offset by a 0.3% decrease in the number of transactions.

Comparable store sales, excluding e-commerce, increased by 6.2%, or $3.8 million, in the thirty-nine weeks ended October 30, 2011 due to an 8.7% increase in the average transaction size at our comparable stores partially offset by a 2.5% decrease in the number of transactions due partially to our de-emphasis of beverage sales at our stores. Average transaction size at our comparable stores increased to $39 in the thirty-nine weeks ended October 30, 2011 from $35 in the thirty-nine weeks ended October 31, 2010. There were 125 comparable stores open as of October 30, 2011 compared to 98 as of October 31, 2010.

Other sales increased by $0.2 million in the thirty-nine weeks ended October 30, 2011 due primarily to an increase of $1.9 million in e-commerce sales partially offset by a decrease of $1.7 million in other sales driven by the elimination of the SpecialTeas brand at the end of fiscal 2010.

Gross Profit

Gross profit increased by 42.3%, or $18.5 million, to $62.3 million in the thirty-nine weeks ended October 30, 2011 from $43.8 million in the thirty-nine weeks ended October 31, 2010. Gross margin increased to 62.5% in the thirty-nine weeks ended October 30, 2011 from 59.6% in the thirty-nine weeks ended October 31, 2010, due to an increase in product margins primarily in our merchandise category, as well as to a sales mix shift from merchandise towards higher-margin tea, which our stores generally experience as they mature.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 41.2%, or $13.9 million, to $47.6 million in the thirty-nine weeks ended October 30, 2011 from $33.7 million in the thirty-nine weeks ended October 31, 2010. As a percentage of net sales, selling, general and administrative expense increased to 47.7% in the thirty-nine weeks ended October 30, 2011 from 45.9% in the thirty-nine weeks ended October 31, 2010.

Store operating expenses increased by 42.0%, or $9.5 million, in the thirty-nine weeks ended October 30, 2011 due primarily to the operation of 196 stores as of this date as compared to the operation of 141 stores as of October 31, 2010. As a percentage of net sales, store operating expenses increased to 32.0% in the thirty-nine weeks ended October 30, 2011 from 30.6% in the thirty-nine weeks ended October 31, 2010 due primarily to net sales from stores comprising a larger percentage of our total net sales driven by the elimination of the SpecialTeas brand at the end of fiscal 2010. Store operating expenses as a percentage of net sales from stores increased slightly to 34.8% for the thirty-nine weeks ended October 30, 2011 from 34.2% for the thirty-nine weeks ended October 31, 2010.

Store pre-opening expenses increased by 46.6%, or $0.7 million, in the thirty-nine weeks ended October 30, 2011 due primarily to the timing of the opening of 50 new stores during the thirty-nine weeks ended October 30, 2011 as compared to the timing of opening 33 new stores during the thirty-nine weeks ended October 31, 2010. As a percentage of net sales, store pre-opening expenses increased slightly to 2.1% in the thirty-nine weeks ended October 30, 2011 from 2.0% in the thirty-nine weeks ended October 31, 2010.

Other administrative expenses increased by 38.6%, or $3.7 million, in the thirty-nine weeks ended October 30, 2011 due primarily to the increased cost to support 196 stores in operation as of October 30, 2011 compared to 141 stores as of October 31, 2010, including an increase in occupancy expense attributable to the relocation and expansion of our store support center in the third and fourth fiscal quarters of 2010 and certain additional payroll, stock-based compensation, accounting, legal, insurance-related and other regulatory costs as a result of transitioning to being a public company. As a percentage of net sales, other administrative expenses increased slightly to 13.6% in the thirty-nine weeks ended October 30, 2011 from 13.3% in the thirty-nine weeks ended October 31, 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by 35.4%, or $1.2 million, to $4.3 million in the thirty-nine weeks ended October 30, 2011 from $3.1 million in the thirty-nine weeks ended October 31, 2010 due primarily to capital expenditures of $17.1 million incurred in the fifty-two weeks ended October 30, 2011 to build new stores and, to a lesser extent, for leasehold improvements at our new store support center. As a percentage of net sales, depreciation and amortization expense remained relatively flat at 4.3% for the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively.

Interest Expense, Net

Interest expense, net decreased by 20.6%, or $0.4 million, to $1.6 million in the thirty-nine weeks ended October 30, 2011 from $2.0 million in the thirty-nine weeks ended October 31, 2010 due primarily to a decrease in accretion of our Series A redeemable preferred stock. The Series A redeemable preferred stock was redeemed upon the consummation of our Offering as more fully explained in Note 4 – “Common and Preferred Stock and Stockholders’ Equity” in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Interest incurred on indebtedness under our revolving credit facility remained relatively flat period-over-period.

Provision for Income Taxes

Our provision for income taxes increased by 68.4%, or $1.5 million, to $3.6 million in the thirty-nine weeks ended October 30, 2011 from $2.1 million in the thirty-nine weeks ended October 31, 2010. The increase in our provision for income taxes was due primarily to an increase of $3.9 million in our income before income taxes. Our effective tax rates were 40.2% and 42.6% for the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively. Our effective tax rate decreased due primarily to the reduction of annualized non-deductible accretion for the Series A redeemable preferred stock related to our Offering coupled with the accretion related to our Series A redeemable preferred stock representing a lower percentage of our income before income taxes in the thirty-nine weeks ended October 30, 2011 as compared to the thirty-nine weeks ended October 31, 2010. Additionally, the Series A redeemable preferred stock was redeemed, in whole, upon the consummation of our Offering as more fully explained in Note 4 – “Common and Preferred Stock and Stockholders’ Equity” in the notes to our condensed consolidated financial Statements included in this Quarterly Report, and does not impact our effective tax rate subsequent to the Offering. As a percentage of net sales, the provision for income taxes increased to 3.6% in the thirty-nine weeks ended October 30, 2011 from 2.9% in the thirty-nine weeks ended October 31, 2010.

Net Income

As a result of the factors above, net income increased by 85.9%, or $2.4 million, to $5.3 million in the thirty-nine weeks ended October 30, 2011 from $2.9 million in the thirty-nine weeks ended October 31, 2010. Net income as a percentage of net sales increased to 5.3% in the thirty-nine weeks ended October 30, 2011 from 3.8% in the thirty-nine weeks ended October 31, 2010.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility.

Our primary cash needs are for capital expenditures and working capital. Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. During fiscal 2011, we plan to spend approximately $16.4 million on capital expenditures. We expect to devote approximately 80% of our capital expenditure budget to construct and open new stores and renovate a small number of existing stores, with the remainder projected to be spent on expansion of our distribution center and continued investment in our information technology systems.

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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with borrowings from our revolving credit facility, which we have typically paid down at the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. The amount of indebtedness outstanding under our revolving credit facility has tended to be highest in the beginning of the fourth quarter of each fiscal year.

We believe that our cash position, net cash provided by operating activities and availability under our revolving credit facility will be adequate to finance our planned capital expenditures and working capital requirements for the foreseeable future.

Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	October 30, 2011	October 31, 2010
	(unaudited)
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$(4,917)	$(2,186)
Investing activities	(13,785)	(8,980)
Financing activities	10,835	10,787

Effect of exchange rates on cash and cash equivalents	2	—

Decrease in cash and cash equivalents:	$(7,865)	$(379)

Operating Activities

Cash flows from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization expense, non-cash interest expense, stock-based compensation expense, deferred taxes and the effect of working capital changes.

	Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net income	$5,291	$2,846
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	4,257	3,143
Non-cash interest expense	1,304	1,710
Stock-based compensation	527	102
Other	(2,427)	—
Change in working capital	(13,869)	(9,987)

Net cash used in operating activities	(4,917)	$(2,186)

Net cash used in operating activities increased by $2.7 million to $4.9 million during the thirty-nine weeks ended October 30, 2011 from $2.2 million during the thirty-nine weeks ended October 31, 2010. This increase was primarily due to an increase in working capital components resulting in an additional $3.9 million use of cash in operations over the same period of the prior year, coupled with a $1.2 million decrease, in total, of depreciation and amortization expense, non-cash interest expense, stock-based compensation and the excess tax benefit from stock option exercises, offset by a $2.4 million increase in net income. The increase in our net working capital balance is primarily related to additional inventory purchases, tax payments and other prepayments, partially offset by increases in our deferred rent, deferred tax liability and accounts payable balances all associated with the growth of our business and in preparation for the holiday selling season during the thirty-nine weeks ended October 30, 2011.

Investing Activities

Cash flows from investing activities consist primarily of capital expenditures for new stores and, to a lesser extent, for existing stores, as well as for investments in our store support center, information technology systems and our distribution center to support our planned growth.

Capital expenditures increased by $4.8 million to $13.8 million in the thirty-nine weeks ended October 30, 2011 from $9.0 million in the thirty-nine weeks ended October 31, 2010. This increase was due primarily to the timing and number of new store build-outs. We opened 50 new stores in the thirty-nine weeks ended October 30, 2011 compared to 33 new stores in the thirty-nine weeks ended October 31, 2010.

Financing Activities

Cash flows from financing activities consist primarily of borrowings and payments on our revolving credit facility and related financing costs. In addition, we completed our Offering on August 2, 2011, which resulted in net proceeds to us of $15.3 million after deducting underwriting discounts and commissions and other legal and related costs of the transaction paid as of October 30, 2011.

	Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010
	(unaudited)
	(dollars in thousands)
Cash flows from financing activities:
Proceeds from revolving credit facility	$113,152	$88,495
Payments on revolving credit facility	(109,652)	(77,708)
Proceeds from initial public offering, net	15,322	—
Proceeds from stock option exercises	552	—
Payment to redeem Series A redeemable prefered stock liability	(10,683)	—
Cash paid for financing costs	(433)	—
Other	2,577	—

Net cash provided by financing activities	$10,835	$10,787

Net cash provided by financing activities remained flat at approximately $10.8 million in the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively. This was primarily attributable to a decrease of $7.3 million in net proceeds from our revolving credit facility offset by net proceeds of approximately $15.3 million from our Offering consummated on August 2, 2011 and proceeds of approximately $0.6 million from options exercised with or after our Offering. The net proceeds from our Offering were used by us primarily to redeem the Series A preferred stock liability of approximately $10.7 million and repay amounts outstanding on our revolving credit facility. The exercise of stock options also resulted in the recognition of an excess tax benefit of approximately $2.6 million.

Revolving Credit Facility

On June 12, 2008, we entered into a loan and security agreement with Fifth Third Bank for a three-year revolving credit facility. On April 22, 2011, we entered into an amendment to the existing loan and security agreement, which extends the maturity of this facility until April 22, 2016. On October 6, 2011, we entered into a second amendment that, among other things, permitted the creation of a foreign subsidiary and certain inter-company transfers.

Under the revolving credit facility, our borrowing capacity is equal to the lesser of (i) the Maximum Revolving Facility (as defined), less the undrawn face amount of any letters of credit outstanding at the time a drawdown on the revolving credit facility is made, and (ii) the Borrowing Base (as defined). The Maximum Revolving Facility is equal to $40.0 million. The Borrowing Base is defined as the sum of (i) 200% of Consolidated EBITDA (as defined) for the most recent trailing twelve-month period for which financial statements are available, minus (ii) the aggregate undrawn face amount of any letters of credit outstanding at the time a drawdown on the revolving credit facility is made, minus (iii) such reserves as may be established by the lender in its Permitted Discretion (as defined) but not to exceed 35% of the Borrowing Base. The credit facility includes a $5.0 million sublimit for the issuance of letters of credit.

Indebtedness incurred under the revolving credit facility bears interest at a rate of LIBOR (subject to a minimum level of 1.5%) plus an applicable margin of 4.50% or at a rate of the lender’s base commercial lending rate plus an applicable margin of 3.00%. The interest rate on outstanding borrowings under our revolving credit facility under the amended loan and security agreement was 6.25% as of October 30, 2011. Our excess borrowing capacity was $35.3 million as of October 30, 2011, with $4.5 million outstanding under our revolving credit facility and undrawn face amounts on letters of credit of $0.2 million as of that date.

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

As of October 30, 2011, we were in compliance with the financial covenants and other covenants applicable to us under the amended loan and security agreement.

Off-Balance Sheet Arrangements

As of and for the thirteen weeks ended October 30, 2011, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of October 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations

	Payments due by Period
	Total Obligations	< 1 Year (2)	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations	$4,501	$4,501	$—	$—	$—
Operating lease obligations	127,031	17,284	31,150	29,640	48,957
Construction-related obligations	1,188	1,188	—	—	—
Purchase obligations (1)	13,395	13,395	—	—	—

Total contractual obligations	$146,115	$36,368	$31,150	$29,640	$48,957

(1)	Purchase obligations consist primarily of inventory purchase orders. Our inventory purchase orders are cancellable with limited or no recourse available to the vendor until the inventory is shipped to us.

(2)	The obligations in this column represent known cash requirements from October 30, 2011 through February 3, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Prospectus. We believe that there have been no significant changes to our critical accounting policies during the thirteen weeks ended October 30, 2011.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our revolving credit facility carries floating interest rates that are tied to LIBOR and our lender’s prime rate, and therefore, our consolidated statements of operations and cash flows will be exposed to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

Foreign Exchange Risk

We do not currently generate any portion of our net sales in any currency other than the US dollar. We currently source a portion of our inventory of teas and tea-related merchandise in Europe and Japan and incur a limited portion of those related costs in Euro and in Japanese yen. Historically, we have not been impacted materially by fluctuations in the US dollar/Euro and US dollar/Japanese yen exchange rates and do not expect to be impacted materially for the foreseeable future. However, if our purchases of inventory in Euro and in Japanese yen increase, and to the extent that we commence generating net sales outside of the United States that are denominated in currencies other than the US dollar, our results of operations could be adversely impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations and do not currently intend to do so for the immediate future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen weeks ended October 30, 2011, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5 – Other Information

We expect to hold our 2012 annual meeting of stockholders, our first annual meeting as a public company, in June 2012. Stockholders interested in submitting a proposal for consideration at our 2012 annual meeting must do so by sending such proposal to our Corporate Secretary at Teavana Holdings, Inc., 3630 Peachtree Rd. NE, Suite 1480, Atlanta, GA 30326, Attention: General Counsel. Under the SEC’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the 2012 annual meeting as January 25, 2012, which we believe is a reasonable time before we will begin to print and send our proxy materials for the 2012 annual meeting. Accordingly, in order for a stockholder proposal to be considered for inclusion in our proxy materials for the 2012 annual meeting, any such stockholder proposal must be received by our Corporate Secretary on or before January 25, 2012, and comply with the procedures and requirements set forth in Rule 14a-8 under Exchange Act, as well as the applicable requirements of our Amended and Restated Bylaws. Any stockholder proposal received after January 25, 2012 will be considered untimely, and will not be included in our proxy materials. In addition, stockholders interested in submitting a proposal outside of Rule 14a-8 must properly submit such a proposal in accordance with our Amended and Restated Bylaws, so that notice is received not later than the close of business on the later of the 90th day prior to the annual meeting or the 10th day following the date on which public announcement of the date of such meeting is first made by us. Proposals submitted after this date will be considered untimely and not properly brought before the annual meeting.

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

TEAVANA HOLDINGS, INC.

By:	/S/ DANIEL P. GLENNON
Daniel P. Glennon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	December 13, 2011