Form 10-Q
period 2012-04-29
Teavana Holdings Inc
filed 2012-06-12
CIK 1314592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2012

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

3630 Peachtree Rd. NE, Suite 1480

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

The number of shares of the registrant’s common stock, $0.00003 par value, outstanding as of June 4, 2012 was 38,513,325 shares.

Teavana Holdings, Inc.

Form 10-Q

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

	Condensed Consolidated Balance Sheets as of April 29, 2012 (unaudited) and January 29, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Thirteen Weeks Ended April 29, 2012 (unaudited) and May 1, 2011 (unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Equity for the Thirteen Weeks Ended April 29, 2012 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 29, 2012 (unaudited) and May 1, 2011 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signature		23

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	April 29, 2012	January 29, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$20,040	$17,818
Prepaid expenses	4,305	3,995
Income tax receivable	659	—
Inventory	23,035	25,676
Other current assets	2,171	2,175

Total current assets	50,210	49,664
Property and equipment, net	47,630	42,785
Goodwill	2,394	2,394
Other non-current assets	634	775

Total assets	$100,868	$95,618

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,136	$3,898
Income taxes payable	—	1,821
Other current liabilities	5,950	6,847

Total current liabilities	11,086	12,566
Long-term liabilities
Deferred rent	14,192	12,905
Deferred tax liability, non-current	2,602	2,570
Other long-term liabilities	616	575

Total long-term liabilities	17,410	16,050

Total liabilities	28,496	28,616

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $.00003 par value; 100,000,000 shares authorized as of April 29, 2012 and January 29, 2012; 38,468,325 shares and 38,281,836 shares issued and outstanding as of April 29, 2012 and January 29, 2012, respectively	1	1
Additional paid-in capital	278,625	276,782
Accumulated deficit	(206,291)	(209,792)
Accumulated other comprehensive income	37	11

Total stockholders’ equity	72,372	67,002

Total liabilities and stockholders’ equity	$100,868	$95,618

The accompanying notes are an integral part of these condensed consolidated financial statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
Net sales	$44,319	$34,939
Cost of goods sold (exclusive of depreciation shown separately below)	15,895	12,451

Gross profit	28,424	22,488
Selling, general and administrative expense	20,786	14,758
Depreciation and amortization expense	1,779	1,274

Income from operations	5,859	6,456
Interest expense, net	72	689

Income before income taxes	5,787	5,767
Provision for income taxes	2,286	2,444

Net income	$3,501	$3,323

Other comprehensive income
Net gain on foreign currency translation	26	—

Comprehensive income	$3,527	$3,323

Net income per share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09
Weighted average shares outstanding:
Basic	38,305,620	36,749,460
Diluted	39,086,378	37,728,622

The accompanying notes are an integral part of these condensed consolidated financial statements

TEAVANA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(unaudited, unless specified audited)

(dollars in thousands, except per share data)

			Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance January 29, 2012 (audited)	38,281,836	$1	$276,782	$(209,792)	$11	$67,002
Net income	—	—	—	3,501	—	3,501
Foreign currency translation adjustment	—	—	—	—	26	26
Stock-based compensation expense	—	—	263	—	—	263
Stock issued for stock option exercises	186,489	—	242	—	—	242
Excess tax benefit from stock option exercises	—	—	1,338	—	—	1,338

Balance April 29, 2012	38,468,325	$1	$278,625	$(206,291)	$37	$72,372

The accompanying notes are an integral part of these condensed consolidated financial statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
Cash flows from operating activities:
Net income	$3,501	$3,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,779	1,274
Non-cash interest expense	22	633
Stock-based compensation expense	263	37
Excess tax benefit from stock option exercises	(1,338)	—
Other	(107)	140
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(664)	(81)
Inventory	2,641	(1,359)
Accounts payable	873	—
Income taxes payable	(483)	(2,696)
Deferred rent	1,287	1,419
Other liabilities	(884)	(1,548)

Net cash provided by operating activities	6,890	1,142
Cash flows from investing activities:
Purchase of property and equipment	(6,232)	(5,056)

Net cash used in investing activities	(6,232)	(5,056)
Cash flows from financing activities:
Proceeds from revolving credit facility	46,384	35,510
Payments on revolving credit facility	(46,384)	(35,510)
Proceeds from stock option exercises	242	—
Excess tax benefit from stock option exercises	1,338	—
Other	(15)	(247)

Net cash provided by (used in) financing activities	1,565	(247)

Effect of exchange rates on cash and cash equivalents:	(1)	—
Net increase (decrease) in cash and cash equivalents	2,222	(4,161)
Cash and cash equivalents, beginning of fiscal period	17,818	7,901

Cash and cash equivalents, end of fiscal period	$20,040	$3,740

Supplemental disclosure of cash flow informaton:
Cash paid for interest	$50	$56
Cash paid for income taxes	3,528	5,134
Non-cash change in fair value of Class B redeemable common stock	$—	$5,852

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

1. Business and Summary of Significant Accounting Policies

Nature of Business

Teavana Holdings, Inc. (the “Company” or “Teavana”) is a specialty retailer offering more than 100 varieties of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise. Teavana offers products through 223 company-owned stores in 39 states and Canada, 18 franchised stores primarily in Mexico, as well as through its website, www.teavana.com.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the Securities and Exchange Commission’s (“SEC”) guidance for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the fiscal year ended January 29, 2012 included in the Company’s Annual Report on Form 10-K (File No. 001-35248). The accompanying unaudited condensed consolidated financial statements present the results of operations for the thirteen weeks ended April 29, 2012 and May 1, 2011. These results are not necessarily indicative of the results that may be achieved for the Fiscal year ending February 3, 2013 or for any other period.

Principles of Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The financial statements of any foreign subsidiaries have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830-30 –Translation of Financial Statements (“ASC 830-30”). Under ASC 830-30, the financial position and results of operations of the Company’s foreign subsidiaries are measured using the subsidiary’s local currency as the functional currency. Revenues and expenses have been translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities have been translated at the exchange rates as of the balance sheet date. The resulting translation gain and loss adjustments are recorded as an element of other comprehensive income in accordance with ASC Topic No. 220 – Comprehensive Income.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Sunday nearest to January 31 of the following year. These condensed consolidated financial statements include thirteen weeks in each of the periods ending April 29, 2012 and May 1, 2011.

Seasonality

The Company’s business is seasonal and has historically realized a higher portion of net sales, net income and operating cash flows in the fourth fiscal quarter due primarily to the holiday selling season. As a result, the Company’s working capital requirements fluctuate during the year, increasing in the second and third fiscal quarters in anticipation of this peak selling season.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04-Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), which amends ASC Topic No. 820-Fair Value Measurements. This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This standard update also changes certain fair value measurement principles and enhances disclosure requirements particularly for Level 3 fair value measurements. The Company adopted ASU 2011-04 on January 30, 2012, and such adoption did not have a significant impact on the Company’s results of operations, financial condition or disclosures.

In June 2011, the FASB issued ASU No. 2011-05-Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components only within the statement of changes in equity. Under ASU 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued ASU No. 2011-12-Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the requirement to present components of reclassifications of other comprehensive income by income statement line item on the statement of comprehensive income, with all other requirements of ASU 2011-05 unaffected. The Company adopted ASU 2011-05 and ASU 2011-12 beginning January 30, 2012 and has elected to present items of net income and other comprehensive income in one continuous statement at this time.

In September 2011, the FASB issued ASU No. 2011-08-Intangibles: Goodwill and Other (“ASU 2011-08”). ASU 2011-08 provides companies the option to perform a qualitative assessment to first evaluate whether the fair value of a reporting unit is less than its carrying value for purposes of the annual goodwill impairment test. If an entity determines it is more likely than not that the fair value of a reporting unit is less than the carrying value, then performing the two-step impairment test is necessary. The Company adopted ASU 2011-08 on January 30, 2012, and such adoption did not have a significant impact on the Company’s results of operations, financial condition or disclosures.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

Accounting pronouncements not yet adopted by the Company

The FASB issues ASUs to amend the authoritative literature in the related ASC. There have been a number of ASUs to date that amend the original text of the ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not applicable to the Company. Additionally, there were various other accounting standards and interpretations issued during the thirteen weeks ended April 29, 2012 that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

2. Property and Equipment

Property and equipment consists of the following:

	April 29, 2012	January 29, 2012
Leasehold improvements	$58,064	$52,872
Equipment	10,722	9,292

	68,786	62,164
Less—Accumulated depreciation	(21,156)	(19,379)

Property and equipment, net	$47,630	$42,785

Depreciation expense was $1,777 and $1,269 for the thirteen weeks ended April 29, 2012 and May 1, 2011, respectively.

3. Long-term Debt

On June 12, 2008, the Company established a three-year revolving credit facility by entering into a loan and security agreement (the “Credit Agreement”) with Fifth Third Bank. On April 22, 2011, the Company entered into an amendment to the Credit Agreement that, among other things, extended its term for five years through April 22, 2016. On October 6, 2011, the Company entered into a second amendment to the Credit Agreement that, among other things, permitted the creation of a foreign subsidiary and certain intercompany transfers. Additionally, on April 15, 2012, the Company entered into the third amendment (the “Amendment”) to the Credit Agreement (as amended, the “Amended Credit Agreement”). Among other things, the Amendment provides Fifth Third’s consent to the pending transaction contemplated by the Asset Purchase Agreement, dated April 15, 2012, relating to the acquisition of substantially all of the assets of Teaopia Limited (the “Teaopia Acquisition”). Upon the closing of the Teaopia Acquisition, the Amendment also lowers the applicable margin for advances, permits new store capital expenditures for the stores acquired in the Teaopia Acquisition and increases the Maximum Revolving Facility (as defined). The Amended Credit Agreement provides for a revolving credit facility up to $50,000 from the date of the closing of the Teaopia Acquisition through December 31, 2012 and $40,000 on and after January 1, 2013. The revised terms of the Amendment are effective upon the closing of the Teaopia Acquisition, which occurred on June 11, 2012. All other material terms of the Credit Agreement remain the same.

Under the revolving credit facility, the borrowing capacity is equal to (i) the lesser of the maximum revolving facility, less the undrawn face amount of any letters of credit outstanding and (ii) the Borrowing Base (as defined). The maximum revolving facility was $40,000 as of April 29, 2012. The Borrowing Base is defined as the sum of (i) 200% of Consolidated EBITDA (as defined) for the most recent twelve month trailing period for which financial statements are available, minus (ii) the aggregate undrawn face amount of any outstanding letters of credit at the time a drawdown on the revolving credit facility is made, minus (iii) such reserves as may be established by the lender in its Permitted Discretion (as defined), but not to exceed 35% of the Borrowing Base. The revolving credit facility includes a $5,000 sublimit for the issuance of letters of credit. The Amended Credit Agreement is secured by substantially all of the U.S. assets of the Company. The revolving credit facility under the Amended Credit Agreement had no amounts outstanding, undrawn face amounts on letters of credit of $497 and availability of $39,503 on April 29, 2012.

The Credit Agreement bears interest at a rate of LIBOR, subject to a minimum level of 1.5% plus an applicable margin of 4.5% or at the lender’s base commercial lending rate, plus an applicable margin of 3.0%. There were no amounts outstanding under the revolving credit facility on April 29, 2012. Any outstanding debt would have borne interest at a rate of 6.25% under the lender’s base commercial lending rate.

The Amended Credit Agreement specifies certain financial and non-financial covenants that the Company must meet. It is management’s belief that the Company was in compliance with these covenants on all respective measurement dates. The Amended Credit Agreement does not permit the payment of any dividends, and thus 100% of the Company’s net income is restricted for purposes of dividend payments. The restriction on the payment of dividends applies to the Company and all of its subsidiaries. The Amended Credit Agreement also restricts all of the subsidiaries of the Company from making loans or advances to the Company in excess of certain specified limits and also limits annual net capital expenditures incurred by the Company. The restricted net assets of the subsidiaries are the same as the consolidated net assets, as presented in the accompanying condensed consolidated balance sheets. Teavana Holdings, Inc. has no operations or operating revenues, and the expenses of Teavana Holdings, Inc. are immaterial by virtue of the fact that the management and directors of the Company are compensated by its subsidiary, Teavana Corporation. Teavana Holdings, Inc. has no assets outside of its investments in subsidiaries, and no other material liabilities other than as a co-obligor under the Amended Credit Agreement.

Deferred financing costs totaling $15 were incurred in connection with the Amendment during the thirteen weeks ended April 29, 2012, and will be amortized to interest expense over the remaining term of the revolving credit facility using the straight-line method. The unamortized loan costs from the original Credit Agreement will also continue to be amortized over the remaining term of the revolving credit facility. Interest expense relating to deferred financing costs and interest incurred on borrowings under the revolving credit facility totaled $72 and $90 for the thirteen weeks ended April 29, 2012 and May 1, 2011, respectively.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

4. Net income per share

The following table sets forth the computation of basic and diluted net income per share in accordance with ASC 260-Earnings per Share. Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus potentially dilutive common shares, primarily consisting of the Company’s non-qualified stock options, outstanding during the period. The treasury stock method was used to determine the dilutive effect of the stock options. The following table details the calculation of basic and diluted net income per share:

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
Numerator:
Net income	$3,501	$3,323

Denominator:
For basic net income per share—weighted average shares basis	38,305,620	36,749,460
Effect of dilutive stock options	780,758	979,162

For diluted net income per share—adjusted weighted average shares basis	39,086,378	37,728,622

Net income per share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09

As of April 29, 2012, the Company had 38,468,325 shares of common stock outstanding. As of May 1, 2011, the Company had 27,744,243 and 9,005,217 shares of Class A common stock and Class B redeemable common stock, respectively, outstanding. The Class A common stock and Class B redeemable common stock shared equally in rights to dividends, undistributed earnings and voting rights. As a result, the two-class method has historically not been required for the computation of net income per share.

Anti-dilutive common stock options totaling 399,766 were excluded from the weighted average shares outstanding basis for the diluted net income per share calculation as of April 29, 2012. There were no anti-dilutive securities as of May 1, 2011.

5. Leases

The Company has entered into operating leases for its stores, distribution center and store support center. Initial lease terms for stores are generally ten years with rent escalations and no renewal options. Rent expense for leases with rent escalations is recognized on a straight-line basis over the term of occupancy of the lease. The leases are net leases under which the Company pays the taxes, insurance and common area maintenance costs. The leases may also provide for both minimum rent payments and contingent rental based on a percentage of sales in excess of specified amounts. In certain leases, the landlord also charges the Company a portion of its marketing expense.

Total minimum and contingent rent expense for the thirteen weeks ended April 29, 2012 and May 1, 2011, respectively, were as follows:

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
Minimum rentals	$4,105	$3,016
Contingent rentals	113	67

Total	$4,218	$3,083

Future minimum lease payments for non-cancelable operating leases with an initial term of one year or more are as follows as of April 29, 2012:

Fiscal Year	Amount
2012 (remainder of fiscal year)	$11,359
2013	17,936
2014	18,358
2015	18,182
2016	16,947
Thereafter	65,042

Total	$147,824

6. Stock-Based Compensation

Under the Company’s 2004 Management Incentive Plan (the “2004 Plan”), adopted on December 15, 2004, up to 1,851,471 stock options may be granted to certain employees and outside directors or advisors to purchase an equal number of shares of common stock at prices not less than 100% of the estimated fair market value at the date of grant. All stock-based awards issued under the plan are non-qualified stock options. On July 18, 2011, the Board of Directors and stockholders authorized the establishment of the Teavana 2011 Equity Incentive Plan (the “2011 Plan”), effective immediately after the SEC’s declaration of effectiveness of the Registration Statement on Form S-1 (File No. 333-173775), as amended (the “Registration Statement”) and immediately prior to the pricing of the initial public offering (the “Offering”), both of which took place on July 27, 2011. Under the 2011 Plan, up to 750,000 shares of the Company’s common stock have been reserved for issuance pursuant to the grant to certain employees and outside directors of equity awards, including stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards or other stock-based awards at prices not less than 100% of the estimated fair market value of the common stock at the date of grant. Share options forfeited or cancelled under both plans are eligible for reissuance under the 2011 Plan.

The Company accounts for stock-based awards in accordance with ASC Topic No. 718-Compensation: Stock Compensation (“ASC 718”). ASC 718 requires

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

measurement of compensation cost for all stock-based awards at fair value on the grant date (or measurement date, if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest. Stock-based compensation expense was $263 and $37 for the thirteen weeks ended April 29, 2012 and May 1, 2011, respectively.

The fair values of stock options granted under the 2004 and 2011 Plans are estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. Stock option pricing models require the input of highly subjective assumptions, including the expected volatility of the stock price. The Company’s stock has been publicly traded since July 28, 2011; therefore, changes in these subjective input assumptions may affect the grant date fair value estimates. The assumptions used are based on management’s best estimate and available information at the time of grant. There were no options granted or that expired during the thirteen weeks ended April 29, 2012. The following table represents stock options granted, exercised or forfeited under the 2004 Plan and the 2011 Plan during the thirteen weeks ended April 29, 2012:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 29, 2012	1,907,305	$5.77
Granted	—	—
Exercised	(186,489)	1.30
Forfeited	(12,500)	17.00

Outstanding at April 29, 2012	1,708,316	$6.18

Under the 2004 Plan and the 2011 Plan, options generally become exercisable over a four-year period and expire ten years from the date of grant. Additionally, stock option grants generally vest 25% on each anniversary of the grant date, commencing with the first anniversary of the grant date (in the case of the 580,500 options granted under the 2011 Plan concurrent with the pricing of the Offering, commencing with the first anniversary of the closing of the transaction on August 2, 2011). As of April 29, 2012, there was $3,594 of total unrecognized compensation cost related to non-vested stock option awards expected to vest. This compensation cost is expected to be recognized through fiscal 2015 based on existing vesting terms, with the weighted average remaining expense recognition period being approximately 1.73 years.

The options outstanding as of April 29, 2012, by exercise price, are summarized below:

Number of Stock Options Outstanding	Stock Options Exercisable	Exercise Price	Average Remaining Contractual Life (in Years)
812,853	812,853	$1.12	4.26
25,219	25,219	1.35	5.50
210,647	210,647	1.62	5.92
14,812	14,812	1.76	6.34
117,285	117,285	2.43	7.50
522,500	—	17.00	9.25
5,000	—	$15.11	9.63

1,708,316	1,180,816		6.00

There were 1,180,816 options exercisable as of April 29, 2012 with a weighted average exercise price of $1.35 per share and intrinsic value of $22,552. Additionally, 186,489 options were exercised during the thirteen weeks ended April 29, 2012 with an intrinsic value of $3,521. The exercise of these stock options gave rise to a tax benefit of $1,338.

The Company has calculated its additional paid-in capital pool (“APIC Pool”), the cumulative amount of excess tax benefits from all awards accounted for under ASC 718, based on the actual income tax benefits received from exercises of stock options granted under ASC 718 using the long method. The APIC Pool is available to absorb future tax deficiencies.

7. Income Taxes

For interim financial reporting, the Company estimates the annual effective tax rate based on projected taxable income for the full year and adjusts as necessary for discrete events occurring in a particular period. The quarterly income tax provision is recorded in accordance with the estimated annual effective rate. The Company refines the estimates of taxable income throughout the year as new information, including year-to-date financial results, becomes available, and adjusts the annual effective tax rate, if necessary, during the quarter in which the change in estimate occurs. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.

The effective tax rate for the thirteen weeks ended April 29, 2012 was 39.5% as compared to 42.4% for the thirteen weeks ended May 1, 2011. The Company’s estimated annual effective tax rate for the thirteen weeks ended April 29, 2012 decreased primarily as a result of the elimination of the non-deductible accretion of the Series A redeemable preferred stock in conjunction with the closing of the Offering in August 2011.

The effective tax rate differs from the federal statutory rate primarily due to state income tax expense and to a lesser extent, certain nondeductible expenses and foreign tax expense.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment. The Company has determined that no such valuation allowance was necessary as of April 29, 2012 and May 1, 2011.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC Topic No. 740-10-Accounting for Income Taxes, and adjusts for such liabilities when its judgment changes as the result of the evaluation of new information. As of April 29, 2012, there were no uncertain tax positions, and the Company does not anticipate any tax positions generating a significant change in this balance for unrecognized tax benefits within 12 months of this reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax regulations, as well as income tax regulations of multiple state and foreign jurisdictions with varying statutes of limitations. The Company’s tax years for fiscal 2009 through 2011 generally remain subject to examination by federal and most state taxing authorities.

8. Segments

ASC Topic No. 280-Segment Reporting (“ASC 280”) establishes standards for reporting information about a company’s operating segments. The Company determines its operating segments on the same basis used to evaluate performance internally. The Company’s reportable segments include the operation of company-owned stores and its e-commerce website, which have been aggregated into one reportable financial segment. Management bases this aggregation on the following factors: (i) the merchandise offered at company-owned stores and through the e-commerce business is largely the same, (ii) the majority of e-commerce customers are also customers of retail locations, (iii) the product margins and sales mix of the stores and the e-commerce business are similar and (iv) the distribution methods are the same for both revenue streams. As of April 29, 2012, all of the Company’s significant identifiable assets were located in the United States and Canada.

The following tables present summarized geographical information:

	Thirteen Weeks Ended
	April 29, 2012		May 1, 2011
Net Sales:
United States	$44,072	99%	$34,939	100%
Canada	247	1%	—	—

Total:	$44,319		$34,939

	As of
	April 29, 2012		January 29, 2012
Long-lived assets, net:
United States	$46,405	97%	$42,317	99%
Canada	1,225	3%	468	1%

Total:	$47,630		$42,785

9. Commitments and Contingencies

From time to time, in the normal course of business, the Company is involved in legal proceedings. The Company evaluates the need for loss accruals under the requirements of ASC Topic No. 450 – Contingencies. The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

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

10. Subsequent Events

On June 11, 2012, the Company through its wholly owned subsidiary, Teavana Canada, Inc., completed the Teaopia Acquisition for a purchase price of approximately USD $26,888, subject to certain adjustments, as defined more fully in the Asset Purchase Agreement. Through the Acquisition, the Company acquired substantially all of the assets of Teaopia Limited, which currently operates 46 retail store locations in Canada that sell tea and tea-related merchandise. Additionally, the provisions of the Amended Credit Agreement became effective upon the closing of the Teaopia Acquisition on June 11, 2012. The Amended Credit Agreement was amended to accommodate the Teaopia Acquisition. In addition, the Amendment adjusts the applicable margin for advances, permits increased new store capital expenditures in connection with the Teaopia Acquisition and includes an increase to the Maximum Revolving Facility (as defined) to $50,000 and consents to the Transaction. Advances under the amended credit agreement will bear interest at the lender’s base commercial lending rate plus an applicable margin of 1.00% or at a rate of LIBOR plus an applicable margin of 4.00% through February 3, 2013. As of February 3, 2013, the applicable margin for LIBOR rate advances will equal a percentage based on certain financial metrics set forth within the Amendment, not to exceed 4.50%.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the condensed consolidated financial statements as of and for the thirteen weeks ended April 29, 2012 and May 1, 2011 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” in our Annual Report on Form 10-K as filed with the SEC on April 13, 2012. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used in the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to January 31 of the following year. For example, references to “fiscal 2012” refer to the fiscal year ending February 3, 2013. The quarters ended April 29, 2012 and May 1, 2011 each contain 13 weeks.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to the following:

•	our failure to successfully execute our growth strategy;

•	economic conditions, and their effect on the financial and capital markets, our vendors and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•	unseasonable weather conditions;

•	our loss of key personnel or our inability to hire additional personnel;

•	disruptions in our supply chain and our single distribution center;

•	our failure to identify and respond to new and changing customer tastes, buying and economic trends;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•

risks and challenges in connection with sourcing merchandise from third party suppliers, including the risk that current or prospective suppliers may be unable or unwilling to supply us with adequate quantities of their teas or merchandise in a timely manner or at acceptable quality or prices, including risks related to natural or manmade causes outside of our control;

•	the risk of a cyber security incident or other technological disruption;

•	risks relating to our acquisition of Teaopia Limited, including that we may not be able to integrate Teaopia’s operations as planned or that such stores may not perform as planned; and

•

other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K under the Securities Act of 1934 filed with the SEC on April 13, 2012.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the SEC, on our website or otherwise.

Overview

Teavana is a specialty retailer offering more than 100 varieties of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise. We offer our products through 223 company-owned stores in 39 states and Canada and 18 franchised stores primarily in Mexico, as well as through our website, www.teavana.com.

        On April 15, 2012, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets of Teaopia Limited (“Teaopia”), for approximately $26.9 million in cash, subject to certain adjustments (the “Teaopia Acquisition”) as defined in the Asset Purchase Agreement. The Teaopia Acquisition closed on June 11, 2012. Teaopia currently operates 46 retail store locations in Canada that sell tea and tea-related merchandise, and will provide a further foothold for us in the Canadian market. We expect to incur certain transaction and transition costs in connection with the Teaopia Acquisition, including necessary costs associated with integrating the operations of Teaopia into our own operations.

How We Assess the Performance of Our Business

In assessing the performance of our business and our progress against our growth strategy, we consider a variety of performance and financial measures. The key measures that we utilize to evaluate the performance of our business and the execution of our strategy are set forth below:

Net Sales

Net sales constitute gross sales net of any returns and discounts. Net sales consist of comparable sales which include e-commerce, non-comparable store sales, and other sales.

The specialty retail industry is cyclical, and consequently our net sales are affected by general macroeconomic conditions. Sales of premium loose-leaf tea and tea-related merchandise can be impacted by a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence.

Our business is also seasonal, and as a result, our net sales fluctuate from quarter to quarter. Net sales are traditionally highest in the fourth fiscal quarter, which includes the holiday sales period from Thanksgiving through the end of December, and tends to be lowest in the second and third fiscal quarters.

Comparable sales. Comparable sales includes sales from all company-owned stores that have been open for at least 15 full fiscal months, as in our experience our new stores generally open with higher than average sales volumes in the initial months following their opening, and e-commerce sales from our website, www.teavana.com. The trend of higher than average sales volumes for stores at opening usually extends for a period of at least three months, and comparability is typically achieved 12 months after the initial three-month period from the date of opening. In previous periods, sales from our website were included in “other sales”. There may be variations in the way in which certain other retailers calculate comparable sales. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable sales may not be comparable to similarly titled data made available from other retailers.

Measuring the change in year-over-year comparable sales allows us to evaluate how our stores and website are performing. Various factors affect comparable sales, including:

•	consumer preference, buying and economic trends;

•	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

•	national or regional macroeconomic trends or climate patterns;

•	our ability to provide a product offering that generates new and repeat visits to our stores;

•	the customer experience we provide in our stores;

•	the level of traffic near our locations in the shopping malls and centers in which we operate;

•	the number of customer transactions and the average ticket in our stores;

•	the pricing of our teas and tea-related merchandise;

•	the length of time of individual store operations;

•	our ability to obtain and distribute products efficiently;

•	our opening of new stores in the vicinity of our existing stores; and

•	the opening or closing of competitor stores in the vicinity of our stores.

Non-comparable store sales. Non-comparable store sales include sales from stores not included in comparable sales. As we pursue our growth strategy, we expect that a significant percentage of our net sales increase will continue to come from non-comparable store sales. Accordingly, non-comparable store sales are an additional key measure we use to assess the success of our growth strategy.

Other sales. Other sales include sales related to our franchised operations and gift card breakage revenue. Sales related to our franchised operations consist of initial franchise fees received in connection with newly franchised stores that are recognized as revenue when the obligations under the related franchise agreement are met, continuing royalty fees and wholesale sales of our teas and tea-related merchandise by our business partner under our international development agreement for Mexico.

Gross Profit

        Gross profit is equal to our net sales minus our cost of goods sold. Gross margin is gross profit as a percentage of our net sales. Cost of goods sold includes the direct costs of our products, freight and shipping costs, distribution center costs and occupancy costs for stores in operation and excludes depreciation and amortization expense. The components of cost of goods sold may not be comparable to those of other retailers.

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

Selling, general and administrative expense typically does not vary proportionally with net sales to the same degree as our cost of goods sold. Accordingly, this expense as a percentage of sales is usually higher in lower-volume quarters and lower in higher-volume quarters. We expect that our selling, general and administrative expense will be higher in periods in which we are engaged in acquisition activity. The components of selling, general and administrative expense may not be comparable to those of other retailers.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of depreciation of our leasehold improvements and equipment and, to a lesser extent, amortization of our finite-lived assets. We expect that depreciation expense will continue to increase as we open more stores.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
	(unaudited)
	(dollars in thousands, except per share and store data)
Consolidated Statement of Operations Data:
Net sales	$44,319	$34,939
Cost of goods sold (exclusive of depreciation shown separately below)	15,895	12,451

Gross profit	28,424	22,488
Selling, general and administrative expense	20,786	14,758
Depreciation and amortization expense	1,779	1,274

Income from operations	5,859	6,456
Interest expense, net	72	689

Income before income taxes	5,787	5,767
Provision for income taxes	2,286	2,444

Net income	$3,501	$3,323

Net income per share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09
Weighted average shares outstanding:
Basic	38,305,620	36,749,460
Diluted	39,086,378	37,728,622
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold (exclusive of depreciation shown separately below)	35.9%	35.6%

Gross profit	64.1%	64.4%
Selling, general and administrative expense	46.9%	42.2%
Depreciation and amortization expense	4.0%	3.7%

Income from operations	13.2%	18.5%
Interest expense, net	0.2%	2.0%

Income before income taxes	13.0%	16.5%
Provision for income taxes	5.1%	7.0%

Net income	7.9%	9.5%

Store Data (unaudited):
Number of stores at end of period	223	161
Comparable sales growth for period (1)	1.7%	9.1%
Comparable store sales growth for period, excluding e-commerce (2)	-0.1%	6.0%
Average net sales per comparable store (in thousands) (3)	$209	$213
Gross square footage at end of period (in thousands)	205	145
Sales per gross square foot (4)	$209	$231

(1)	Includes comparable store sales from all company-owned stores that have been open for at least 15 full fiscal months and sales from our website www.teavana.com. Comparability for stores is typically achieved 12 months after the initial three-month period from opening during which new stores typically experience higher-than-average sales volumes.
(2)	Comparable store sales, excluding e-commerce, represent sales from all company-owned stores that have been open for at least 15 full fiscal months. Comparability is typically achieved 12 months after the initial three-month period from opening during which new stores typically experience higher-than-average sales volumes.
(3)	Average net sales per comparable store is calculated by dividing total sales per period for stores open 15 full fiscal months or more as of the beginning of each respective fiscal period by the total number of such stores. This methodology excludes the effects of the initial three-month period of higher-than-average sales volumes and also excludes e-commerce sales.
(4)	Sales per gross square foot is calculated by dividing total net sales for all stores, excluding e-commerce, by the average gross square footage for the period. Average gross square footage for the period is calculated by dividing the sum of the total gross square footage at the beginning and at the end of each period by two.

The approximate percentages of net sales derived from our product categories were as follows:

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
	(unaudited)
Product Categories:
Tea	59%	60%
Merchandise	37%	36%
Beverage	4%	4%

	100%	100%

Thirteen Weeks Ended April 29, 2012 Compared to Thirteen Weeks Ended May 1, 2011

Net Sales

Net sales increased by 26.8%, or $9.4 million, to $44.3 million in the thirteen weeks ended April 29, 2012 from $34.9 million in the thirteen weeks ended May 1, 2011, resulting from a $9.0 million increase in non-comparable store sales, a $0.6 million increase in comparable sales, and a $0.2 million decrease in other sales.

Non-comparable store sales increased by $9.0 million in the thirteen weeks ended April 29, 2012, driven primarily by the increase in the number of non-comparable stores period over period. There were 78 non-comparable stores as of April 29, 2012 as compared to 53 non-comparable stores as of May 1, 2011.

Comparable sales increased by 1.7%, or $0.6 million, at our comparable stores and through our website in the thirteen weeks ended April 29, 2012 due to a 0.2% increase in the average transaction size coupled with a 1.5% increase in the number of transactions in these channels. Average transaction size remained relatively flat at approximately $40 in the thirteen weeks ended April 29, 2012 and May 1, 2011. The number of transactions increased by 1.5% due to increased transactions in our e-commerce business as our store openings in new and existing markets increased awareness of our brand and drove greater traffic to our website. There were 145 comparable stores as of April 29, 2012 compared to 108 as of May 1, 2011. Comparable store sales, excluding e-commerce, decreased by 0.1% in the thirteen weeks ended April 29, 2012 due to a 0.2% increase in the average transaction size more than offset by a 0.3% decrease in the number of transactions. Excluding beverage only transactions, which represent only 4% of our comparable store sales but 25% of their transactions, our comparable store sales, excluding e-commerce, decreased by 0.3% due to a 2.7% increase in the average transaction size more than offset by a 3.0% decrease in the number of transactions. Our comparable store sales experienced regional variations during this period, with our West region generating an increase in comparable store sales of 5.6% while our East and Central regions generated a decrease in comparable store sales of 3.4% and 2.1%, respectively. We believe the regional variances in our comparable store sales in the thirteen weeks ended April 29, 2012 were driven primarily by unseasonably warm temperatures in the East and Central regions compared to average temperatures in the West region.

Other sales decreased by $0.2 million in the thirteen weeks ended April 29, 2012 due to fewer franchise store openings in the thirteen weeks ended April 29, 2012 as compared to the thirteen weeks ended May 1, 2011. There were no franchise store openings in the thirteen weeks ended April 29, 2012 as compared to four franchise store openings in the thirteen weeks ended May 1, 2011.

Gross Profit

Gross profit increased by 26.4%, or $5.9 million, to $28.4 million in the thirteen weeks ended April 29, 2012 from $22.5 million in the thirteen weeks ended May 1, 2011, due primarily to our growth in sales from the opening of additional company-owned stores. Gross margin decreased slightly to 64.1% in the thirteen weeks ended April 29, 2012 as compared to 64.4% in the thirteen weeks ended May 1, 2011. The decrease in gross margin is primarily attributable to slightly less tea in the product mix, and to a lesser extent less leverage of store occupancy costs compared to the year-ago period.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 40.8%, or $6.0 million, to $20.8 million in the thirteen weeks ended April 29, 2012 from $14.8 million in the thirteen weeks ended May 1, 2011. As a percentage of net sales, selling, general and administrative expense increased to 46.9% in the thirteen weeks ended April 29, 2012 from 42.2% in the thirteen weeks ended May 1, 2011.

Store operating expenses increased by 34.9%, or $3.5 million, in the thirteen weeks ended April 29, 2012 due primarily to the operation of 223 stores as of this date as compared to the operation of 161 stores as of May 1, 2011. As a percentage of net sales, store operating expenses increased to 30.6% in the thirteen weeks ended April 29, 2012 from 28.8% in the thirteen weeks ended May 1, 2011. Store operating expenses as a percentage of net sales from stores increased to 33.3% for the thirteen weeks ended April 29, 2012 from 31.7% for the thirteen weeks ended May 1, 2011 due primarily to increased training and related costs resulting from opening 23 stores in the thirteen weeks ended April 29, 2012 compared to opening 15 stores in the thirteen weeks ended May 1, 2011.

Store pre-opening expenses increased by 83.1%, or $0.6 million, in the thirteen weeks ended April 29, 2012 due primarily to the timing of the opening of 23 new stores in the thirteen weeks ended April 29, 2012 compared to the timing of opening 15 new stores in the thirteen weeks ended May 1, 2011. As a percentage of net sales, store pre-opening expenses increased to 2.8% in the thirteen weeks ended April 29, 2012 as compared to 2.0% in the thirteen weeks ended May 1, 2011.

Other administrative expenses increased by 48.4%, or $1.9 million, in the thirteen weeks ended April 29, 2012 due primarily to the increased cost to support 223 stores in operation as of April 29, 2012 compared to 161 stores as of May 1, 2011. In addition, we experienced an increase in other administrative expenses including stock compensation expense and other costs associated with being a public company such as increased board fees, insurance, compliance and finance, legal and compliance payroll costs for the thirteen weeks ended April 29, 2012 as compared to the thirteen weeks ended May 1, 2011. Additionally, we incurred transaction and integration planning expenses of approximately $0.3 million related to the Teaopia Acquisition during the thirteen weeks ended April 29, 2012. As a percentage of net sales, other administrative expenses increased to 13.5% in the thirteen weeks ended April 29, 2012 as compared to 11.4% for the thirteen weeks ended May 1, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by 39.6%, or $0.5 million, to $1.8 million in the thirteen weeks ended April 29, 2012 from $1.3 million in the thirteen weeks ended May 1, 2011 due primarily to capital expenditures of approximately $18.7 million incurred during the trailing four quarters to build new stores and, to a lesser extent, for leasehold improvements at our new store support center and distribution center. As a percentage of net sales, depreciation and amortization expense increased to 4.0% for the thirteen weeks ended April 29, 2012 as compared to 3.7% for the thirteen weeks ended May 1, 2011.

Interest Expense, Net

Interest expense, net decreased by 89.6%, or $0.6 million, to $0.1 million in the thirteen weeks ended April 29, 2012 from $0.7 million in the thirteen weeks ended May 1, 2011 due primarily to the elimination of approximately $0.6 million in accretion from our Series A redeemable preferred stock. The Series A redeemable preferred stock was redeemed at the consummation of our Offering on August 2, 2011.

Provision for Income Taxes

Our provision for income taxes decreased by 6.5%, or $0.1 million, to $2.3 million in the thirteen weeks ended April 29, 2012 from $2.4 million in the thirteen weeks ended May 1, 2011. Our effective tax rates were 39.5% and 42.4% for the thirteen weeks ended April 29, 2012 and May 1, 2011, respectively. The favorable impact to the effective tax rate was primarily the result of the elimination of the non-deductible accretion related to our Series A redeemable preferred stock. The Series A redeemable preferred stock was fully redeemed at the consummation of our Offering on August 2, 2011. This decrease was partially offset by an increase in the overall state income tax rate, which is primarily attributable to increased profitability in higher tax rate jurisdictions in which income is earned.

Net Income

As a result of the factors above, net income increased by 5.4%, or $0.2 million, to $3.5 million in the thirteen weeks ended April 29, 2012 from $3.3 million in the thirteen weeks ended May 1, 2011. Net income as a percentage of net sales decreased to 7.9% in the thirteen weeks ended May 1, 2011 from 9.5% in the thirteen weeks ended May 1, 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility.

Our primary cash needs are for capital expenditures and working capital needs and, selectively, for acquisitions such as our acquisition of Teaopia. Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. During fiscal 2012, we plan to spend approximately $20.0 million on capital expenditures, exclusive of the Teaopia Acquisition. We expect to devote approximately 80% of this capital expenditure budget to construct and open new stores and renovate a small number of existing stores, with the remainder projected to be spent on expansion of our distribution center and on continued investment in our information technology systems. Additionally, we expect to spend approximately $2.0 million in construction and conversion costs related to stores acquired in the Teaopia Acquisition.

Our on-going primary working capital requirements are for the purchase of store inventory and payment of payroll, rent and other store operating costs. Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. Fluctuations in working capital are also driven by the timing of new store openings.

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

We believe that our cash position, net cash provided by operating activities and availability under our revolving credit facility will be adequate to finance our planned capital expenditures, our acquisition of Teaopia and working capital requirements for the foreseeable future.

Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
	(unaudited)
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$6,890	$1,142
Investing activities	(6,232)	(5,056)
Financing activities	1,565	(247)

Effect of exchange rates on cash and cash equivalents	(1)	—

Increase (decrease) in cash and cash equivalents	$2,222	$(4,161)

Operating Activities

Cash flows generated by operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization expense, non-cash interest expense, stock-based compensation expense, deferred taxes and the effect of working capital changes.

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net income	$3,501	$3,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,779	1,274
Non-cash interest expense	22	633
Stock-based compensation expense	263	37
Excess tax benefit from stock option exercises	(1,338)	—
Other	(107)	140
Change in operating assets and liabilities	2,770	(4,265)

Net cash provided by operating activities	$6,890	$1,142

Net cash provided by operating activities increased by $5.8 million to $6.9 million during the thirteen weeks ended April 29, 2012 from $1.1 million during the thirteen weeks ended May 1, 2011. This increase was primarily due to a decrease in cash used by net working capital components of approximately $7.0 million coupled with an increase of net income of approximately $0.2 million, less the net effect of $1.4 million in other adjustments as detailed in the table above. The decrease in cash used by net working capital components at the end of the thirteen weeks ended April 29, 2012 is primarily related to the timing of vendor payments and increases in our deferred rent, deferred tax liability and accounts payable balances as compared to May 1, 2011, all of which were attributable to the growth of our business.

Investing Activities

Cash flows used by investing activities consist primarily of capital expenditures for new stores and, to a lesser extent, for existing stores, as well as for investments in our information technology systems, distribution center and our store support center, to support our planned growth.

Capital expenditures increased by $1.1 million to $6.2 million in the thirteen weeks ended April 29, 2012 from $5.1 million in the thirteen weeks ended May 1, 2011. This increase was due primarily to the timing and number of new store build-outs. We opened 23 new stores in the thirteen weeks ended April 29, 2012 compared to 15 new stores in the thirteen weeks ended May 1, 2011.

Financing Activities

Cash flows from financing activities consist primarily of borrowings and payments on our revolving credit facility and related financing costs.

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
	(unaudited)
	(dollars in thousands)
Cash flows from financing activities:
Proceeds from revolving credit facility	$46,384	$35,510
Payments on revolving credit facility	(46,384)	(35,510)
Proceeds from stock option exercises	242	—
Excess tax benefit from stock option exercises	1,338	—
Other	(15)	(247)

Net cash provided by (used in) financing activities	$1,565	$(247)

Net cash provided by financing activities increased by $1.8 million to $1.6 million in the thirteen weeks ended April 29, 2012 as compared to $0.2 million in cash used by financing activities in the thirteen weeks ended May 1, 2011. This increase was primarily attributable to the exercise of stock options during the thirteen weeks ended April 29, 2012 that resulted in the recognition of a tax benefit of approximately $1.3 million and proceeds of approximately $0.2 million.

Revolving Credit Facility

        On June 12, 2008, we entered into a loan and security agreement with Fifth Third Bank for a three-year revolving credit facility (the “Credit Agreement”). On April 22, 2011, we entered into an amendment to the existing loan and security agreement, which extends the maturity of this facility until April 22, 2016. On October 6, 2011, we entered into a second amendment that, among other things, permitted the creation of a foreign subsidiary and certain inter-company transfers. On April 15, 2012, we entered into a third amendment (the “Amendment”) that provides Fifth-Third’s consent to the Teaopia Acquisition, lowers the applicable margin for advances, permits new store capital expenditures for locations acquired in the Teaopia Acquisition and increases the Maximum Revolving Facility (the Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) to $50.0 million through December 31, 2012 and $40.0 million on and after January 1, 2013. The revised terms under the Amendment are effective upon the closing of the Teaopia Acquisition, which occurred on June 11, 2012. All other material terms of the Credit Agreement remain the same.

Under the revolving credit facility, our borrowing capacity is equal to the lesser of (i) the Maximum Revolving Facility (as defined), less the undrawn face amount of any letters of credit outstanding at the time a drawdown on the revolving credit facility is made, and (ii) the Borrowing Base (as defined). The Maximum Revolving

Facility is equal to $40.0 million. The Borrowing Base is defined as the sum of (i) 200% of Consolidated EBITDA (as defined) for the most recent trailing twelve-month period for which financial statements are available, minus (ii) the aggregate undrawn face amount of any letters of credit outstanding at the time a drawdown on the revolving credit facility is made, minus (iii) such reserves as may be established by the lender in its Permitted Discretion (as defined) but not to exceed 35% of the Borrowing Base. The credit facility includes a $5.0 million sublimit for the issuance of letters of credit. Our excess borrowing capacity was $39.5 million as of April 29, 2012, with no amounts outstanding under our revolving credit facility and undrawn face amounts on letters of credit of $0.5 million as of that date.

Indebtedness incurred under the revolving credit facility bears interest at a rate of LIBOR, subject to a minimum level of 1.5% plus an applicable margin of 4.5% or the lender’s base commercial lending rate, plus an applicable margin of 3.0%. Any outstanding debt would have borne interest at a rate of 6.25% under the lender’s base commercial lending rate as of April 29, 2012.

The Amended Credit Agreement includes certain financial covenants. The financial covenants include the requirements to: (i) maintain a ratio of Consolidated Free Cash Flow to Consolidated Fixed Charges (as such terms are defined); (ii) maintain a ratio of Debt (as defined) to Consolidated EBITDA; (iii) limit our annual Consolidated Capital Expenditures (as defined); and (iv) limit our Consolidated Net Capital Expenditures (defined as Consolidated Capital Expenditures minus a specified amount of capital expenditures related to new-store openings determined on the basis of our Consolidated Leverage Ratio). The Amended Credit Agreement also includes customary negative and affirmative covenants. The negative covenants include, among others, limitations on: indebtedness; the payment of dividends; liens; the disposition of assets; consolidations and mergers; loans and investments; transactions with affiliates; restricted payments; sale-leaseback transactions; incurrence of certain restrictions by subsidiaries; other negative pledges; and foreign assets. The affirmative covenants include, among others, the requirement to provide audited annual and unaudited monthly financial statements, quarterly and annual compliance certificates, and other financial and operating information. As of April 29, 2012, we were in compliance with the financial covenants and other covenants applicable to us under the Amended Credit Agreement.

Indebtedness incurred under both the Credit Agreement and the Amended Credit Agreement is collateralized by substantially all of our U.S. assets.

Off-Balance Sheet Arrangements

As of and for the thirteen weeks ended April 29, 2012, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments (unaudited)

The following table summarizes our contractual obligations as of April 29, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by Period
	Total Obligations	<1 Year (1)	2-3 Years	4-5 Years	Thereafter
	(dollars in thousands)
Operating lease obligations (2)	$147,824	$11,359	$36,294	$35,129	$65,042
Construction-related obligations	2,616	2,616	—	—	—
Purchase obligations (3)	13,708	13,708	—	—	—

Total contractual obligations	$164,148	$27,683	$36,294	$35,129	$65,042

(1)	The obligations in this column represent known cash requirements from April 29, 2012 through February 3, 2013.
(2)	Operating lease obligations reflect base rent and exclude insurance, taxes, maintenance and other related leasing costs. Other related leasing costs including insurance, taxes and maintenance comprise approximately 40% of the base rent obligation.
(3)	Purchase obligations consist primarily of inventory purchase orders. Our inventory purchase orders are cancellable with limited or no recourse available to the vendor until the inventory is shipped to us.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K filed with the SEC on April 13, 2012. We believe that there have been no significant changes to our critical accounting policies during the thirteen weeks ended April 29, 2012 apart from those previously disclosed in our Annual Report.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our revolving credit facility carries floating interest rates that are tied to LIBOR or our lender’s base commercial rate, and therefore, our consolidated statements of operations and cash flows will be exposed to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

Foreign Exchange Risk

We do not currently generate any portion of our net sales in any currency other than the U.S. dollar, except during the period ending April 29, 2012; we generated less than 1% of our net sales in Canadian dollars. We currently source a portion of our inventory of teas and tea-related merchandise in Europe and Japan and incur a limited portion of those related costs in Euro and in Japanese yen. Historically, we have not been impacted materially by fluctuations in the U.S. dollar/Canadian dollar, U.S. dollar/Euro and US dollar/Japanese yen exchange rates and do not expect to be impacted materially for the foreseeable future. Our net sales generated in Canadian dollars and our foreign denominated payables would not have been materially affected by a 10% adverse change in foreign currency exchange rates for the thirteen weeks ended April 29, 2012 and the thirteen weeks ended May 1, 2011. However, if our purchases of inventory in Euro and in Japanese yen increase, and to the extent that we commence generating more net sales outside of the United States that are denominated in currencies other than the U.S. dollar (which we expect to occur as a result of the Teaopia Acquisition and our further expansion to Canada), our results of operations could be adversely impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations and do not currently intend to do so for the immediate future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen weeks ended April 29, 2012, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also subject to other legal proceedings and claims that arise in the ordinary course of business. These include claims resulting from “slip and fall” accidents, employment related claims and claims from guests or team members alleging illness or injury or other operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management does not believe that they would have a material adverse effect on our financial position and results of operations.

Item 1A – Risk Factors

In addition to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 29, 2012, we note the following:

We may be unable to successfully integrate completed acquisitions, and such acquisitions may fail to achieve the financial results we expect.

        On April 15, 2012, we, through our wholly owned subsidiary, Teavana Canada, Inc., entered into an Asset Purchase Agreement to acquire substantially all of the assets of Teaopia Limited (“Teaopia”), which operates 46 retail store locations in Canada that sell tea and tea related merchandise. The Teaopia Acquisition closed on June 11, 2012. The Teaopia Acquisition will involve the integration of a separate company, which previously operated independently and had different systems, processes, products and cultures, into our existing operations. While we expect to provide training and other approaches to integrate Teaopia into our business and store model, we may be unable to successfully integrate these locations into our business and may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations involves numerous risks, including the loss of customers, diversion of management’s attention, failure to retain key personnel and failure of the acquired business to be financially successful. Our inability to successfully integrate the stores we acquire, or if such stores do not achieve the financial results that we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	Interactive Data File*

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAVANA HOLDINGS, INC.

By:	/S/ Daniel P. Glennon
Daniel P. Glennon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	June 12, 2012