Form 10-Q
period 2012-07-29
Teavana Holdings Inc
filed 2012-09-10
CIK 1314592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2012

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

The number of shares of the registrant’s common stock, $0.00003 par value, outstanding as of September 3, 2012 was 38,593,125 shares.

Teavana Holdings, Inc.

Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of July 29, 2012 (unaudited) and January 29, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended July 29, 2012 (unaudited) and July 31, 2011 (unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Twenty-Six Weeks Ended July 29, 2012 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 29, 2012 (unaudited) and July 31, 2011 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signature		23

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	July 29, 2012	January 29, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$716	$17,818
Prepaid expenses	5,634	3,995
Income tax receivable	1,441	—
Inventory	24,863	25,676
Other current assets	3,163	2,175

Total current assets	35,817	49,664
Property and equipment, net	59,532	42,785
Intangible assets, net	1,217	—
Goodwill	20,584	2,394
Other non-current assets	729	775

Total assets	$117,879	$95,618

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,358	$3,898
Income taxes payable	—	1,821
Other current liabilities	8,423	6,847

Total current liabilities	15,781	12,566
Long-term liabilities
Deferred rent	15,400	12,905
Deferred tax liability, non-current	2,675	2,570
Long-term debt	9,531	—
Other long-term liabilities	748	575

Total long-term liabilities	28,354	16,050

Total liabilities	44,135	28,616

Commitments and contingencies (Note 9)

Stockholders’ equity

Common stock, $.00003 par value; 100,000,000 shares authorized as of July 29, 2012 and January 29, 2012; 38,586,125 shares and 38,281,836 shares issued and outstanding as of July 29, 2012 and January 29, 2012, respectively	1	1
Additional paid-in capital	279,696	276,782
Accumulated deficit	(206,437)	(209,792)
Accumulated other comprehensive income	484	11

Total stockholders’ equity	73,744	67,002

Total liabilities and stockholders’ equity	$117,879	$95,618

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Net sales	$43,080	$31,313	$87,399	$66,253

Cost of goods sold (exclusive of depreciation shown separately below)	17,874	12,186	33,769	24,637

Gross profit	25,206	19,127	53,630	41,616
Selling, general and administrative expense	23,022	15,367	43,809	30,125
Depreciation and amortization expense	2,166	1,428	3,945	2,703

Income from operations	18	2,332	5,876	8,788
Interest expense, net	132	742	203	1,431

Income/(loss) before income taxes	(114)	1,590	5,673	7,357
Provision for income taxes	32	559	2,318	3,003

Net income/(loss)	$(146)	$1,031	$3,355	$4,354

Other comprehensive income
Net gain on foreign currency translation	$447	—	$473	—

Comprehensive income	$301	$1,031	$3,828	$4,354

Net income per share:
Basic	$—	$0.03	$0.09	$0.12
Diluted	$—	$0.03	$0.09	$0.12

Weighted average shares outstanding:
Basic	38,543,881	36,761,649	38,425,786	36,755,555
Diluted	38,543,881	37,801,538	39,124,034	37,779,231

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(unaudited, unless specified audited)

(dollars in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance January 29, 2012 (audited)	38,281,836	$1	$276,782	$(209,792)	$11	$67,002
Net income	—	—	—	3,355	—	3,355

Foreign currency translation adjustment	—	—	—	—	473	473
Stock-based compensation expense	—	—	521	—	—	521
Stock issued for stock option exercises	304,289	—	395	—	—	395
Excess tax benefit from stock option exercises	—	—	1,998	—	—	1,998

Balance July 29, 2012	38,586,125	$1	$279,696	$(206,437)	$484	$73,744

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011

Cash flows from operating activities:

Net income	$3,355	$4,354
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization expense	3,945	2,703
Non-cash interest expense	46	1,282
Stock-based compensation expense	521	63
Excess tax benefit from stock option exercises	(1,998)	—
Other	61	99
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,304)	(4,008)
Inventory	2,403	(5,792)
Accounts payable	2,647	1,164
Income taxes payable	(1,264)	(4,809)
Deferred rent	2,495	3,615
Other liabilities	361	1,018

Net cash provided by/(used in) operating activities	11,268	(311)

Cash flows from investing activities:

Cash paid for Teaopia Acquisition, net of cash acquired	(26,974)	—
Purchase of property and equipment	(13,175)	(8,848)

Net cash used in investing activities	(40,149)	(8,848)

Cash flows from financing activities:
Proceeds from revolving credit facility	98,203	74,338
Payments on revolving credit facility	(88,672)	(69,979)
Payment of initial public offering costs	—	(1,110)
Cash paid for financing costs	(15)	(433)
Proceeds from stock option exercises	395	—
Excess tax benefit from stock option exercises	1,998	—
Other	—	65

Net cash provided by financing activities	11,909	2,881

Effect of exchange rates on cash and cash equivalents:	(130)	—
Net decrease in cash and cash equivalents	(17,102)	(6,278)
Cash and cash equivalents, beginning of fiscal period	17,818	7,901

Cash and cash equivalents, end of fiscal period	$716	$1,623

Supplemental disclosure of cash flow information:
Cash paid for interest	$121	$126
Cash paid for income taxes	4,313	9,506
Non-cash change in fair value of Class B redeemable common stock	$—	$172,546

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

1. Business and Summary of Significant Accounting Policies

Nature of Business

Teavana Holdings, Inc. (the “Company” or “Teavana”) is a specialty retailer offering more than 100 varieties of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise. Teavana offers products through 284 company-owned stores, including those acquired in the Teaopia Acquisition (as defined below), in 40 states and Canada, 18 franchised stores primarily in Mexico, as well as through its website, www.teavana.com.

On June 11, 2012, the Company through its wholly owned subsidiary, Teavana Canada, Inc., completed the acquisition of Teaopia Limited (“Teaopia”) for a purchase price of approximately $26,974, net of cash acquired (the “Teaopia Acquisition”). Through the acquisition, the Company acquired substantially all of the assets of Teaopia, which operated 46 retail store locations in Canada that sold tea and tea-related merchandise.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the Securities and Exchange Commission’s (“SEC”) guidance for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the fiscal year ended January 29, 2012 included in the Company’s Annual Report on Form 10-K (File No. 001-35248). The accompanying unaudited condensed consolidated financial statements present the results of operations for the thirteen weeks and twenty-six weeks ended July 29, 2012 and July 31, 2011. These results are not necessarily indicative of the results that may be achieved for the fiscal year ending February 3, 2013 or for any other period.

Principles of Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The financial statements of any foreign subsidiaries have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830-30-Translation of Financial Statements (“ASC 830-30”). Under ASC 830-30, the financial position and results of operations of the Company’s foreign subsidiaries are measured using the subsidiary’s local currency as the functional currency. Revenues and expenses have been translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities have been translated at the exchange rates as of the balance sheet date. The resulting translation gain and loss adjustments are recorded as an element of other comprehensive income in accordance with ASC Topic No. 220-Comprehensive Income.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Sunday nearest to January 31 of the following year. These condensed consolidated financial statements include thirteen and twenty-six weeks in each of the periods ended July 29, 2012 and July 31, 2011.

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

Goodwill

Goodwill is an asset representing future economic benefits from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually in accordance with the provisions of ASC Topic No. 350-Intangible: Goodwill and Other (“ASC 350”). The Company does not amortize goodwill. Management reviews goodwill for impairment annually on October 1 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill relates based on the fair value of the Company as a whole. The fair value of the Company is the amount for which the Company could be sold in a current transaction between willing parties. If the reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company has concluded that there was no impairment losses during the twenty-six weeks ended July 29, 2012.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04-Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), which amends ASC Topic No. 820-Fair Value Measurements (“ASC 820”). This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This standard update also changes certain fair value measurement principles and enhances disclosure requirements particularly for Level 3 fair value measurements. The Company adopted ASU 2011-04 on January 30, 2012, and such adoption did not have a significant impact on the Company’s results of operations, financial condition or disclosures.

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

Accounting pronouncements not yet adopted by the Company

In July 2012, the FASB issued ASU No. 2012-02-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If this is the case, a more detailed fair value calculation will need to be performed to identify potential impairments and to subsequently measure the amount of impairment loss, if any. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. ASU 2012-02 is effective for annual and interim impairment tests performed by the Company for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will adopt the provisions of ASU 2012-02 effective February 3, 2013 and has elected to not adopt this ASU early. The Company did not perform any impairment tests related to indefinite-lived intangible assets during the thirteen or twenty-six week periods ended July 29, 2012, and does not expect that the adoption of ASU 2012-02 will have a material impact on the Company’s future impairment tests or the results of operations, financial condition or disclosure.

The FASB issues ASUs to amend the authoritative literature in the related ASC. There have been a number of ASUs to date that amend the original text of related ASCs. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not applicable to the Company. Additionally, there were various other accounting standards and interpretations issued during the thirteen weeks ended July 29, 2012 that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

2. Property and Equipment

Property and equipment consists of the following:

	July 29, 2012	January 29, 2012

Leasehold improvements	$69,371	$52,872
Equipment	12,951	9,292

	82,322	62,164
Less - Accumulated depreciation	(22,790)	(19,379)

Property and equipment, net	$59,532	$42,785

Depreciation expense was $2,165 and $1,423 for the thirteen weeks ended July 29, 2012 and July 31, 2011, respectively, and $3,942 and $2,692 for the twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively.

3. Long-term Debt

On June 12, 2008, the Company established a three-year revolving credit facility by entering into a loan and security agreement (the “Credit Agreement”) with Fifth Third Bank. On April 22, 2011, the Company entered into an amendment to the Credit Agreement that, among other things, extended its term for five years through April 22, 2016. On October 6, 2011, the Company entered into a second amendment to the Credit Agreement that, among other things, permitted the creation of a foreign subsidiary and certain intercompany transfers. Additionally, on April 15, 2012, the Company entered into the third amendment (the “Amendment”) to the Credit Agreement (as amended, the “Amended Credit Agreement”). Among other things, the Amendment provided Fifth Third’s consent to the transaction contemplated by the Asset Purchase Agreement, dated April 15, 2012, relating to the Teaopia Acquisition. At the closing of the Teaopia Acquisition, which occurred on June 11, 2012, the Amendment also lowered the applicable margin for advances, permitted new store capital expenditures for the stores acquired in the Teaopia Acquisition and increased the Maximum Revolving Facility (as defined). The Amended Credit Agreement provides for a revolving credit facility up to $50,000 from the date of the closing of the Teaopia Acquisition through December 31, 2012 and $40,000 on and after January 1, 2013. All other material terms of the Credit Agreement remain the same.

Under the revolving credit facility, the borrowing capacity is equal to (i) the lesser of the maximum revolving facility, less the undrawn face amount of any letters of credit outstanding and (ii) the Borrowing Base (as defined). The maximum revolving facility was $50,000 as of July 29, 2012. The Borrowing Base is defined as the sum of (i) 200% of Consolidated EBITDA (as defined) for the most recent twelve month trailing period for which financial statements are available, minus (ii) the aggregate undrawn face amount of any outstanding letters of credit at the time a drawdown on the revolving credit facility is made, minus (iii) such reserves as may be established by the lender in its Permitted Discretion (as defined), but not to exceed 35% of the Borrowing Base. The revolving credit facility includes a $5,000 sublimit for the issuance of letters of credit. The Amended Credit Agreement is secured by substantially all of the U.S. assets of the Company. The revolving credit facility under the Amended Credit Agreement had $9,531 outstanding, undrawn face amounts on letters of credit of $468 and availability of $40,001 on July 29, 2012.

Borrowings under the Amended Credit Agreement bear interest at either (i) LIBOR plus the applicable margin of 4.00% through February 3, 2013, and rates that range from 3.00% to 4.50% thereafter based on the Company’s Consolidated Leverage Ratio (as defined) or (ii) the lender’s base commercial lending rate, plus the applicable margin of 1.0%. The balance outstanding under the revolving credit facility on July 29, 2012 was $9,531, bearing interest under the lender’s base commercial lending rate of 4.25%.

The Amended Credit Agreement specifies certain financial and non-financial covenants that the Company must meet. It is management’s belief that the Company was in compliance with these covenants on all respective measurement dates. The Amended Credit Agreement does not permit the payment of any dividends, and thus 100% of the Company’s net income is restricted for purposes of dividend payments. The restriction on the payment of dividends applies to the Company and all of its subsidiaries. The Amended Credit Agreement also restricts all of the subsidiaries of the Company from making loans or advances to the Company in excess of certain specified limits and also limits annual net capital expenditures incurred by the Company. The restricted net assets of the subsidiaries are substantially the same as the consolidated net assets, as presented in the accompanying condensed consolidated balance sheets. Teavana Holdings, Inc. has no operations or operating revenues, and the expenses of Teavana Holdings, Inc. are immaterial by virtue of the fact that the management and directors of the Company are compensated by its subsidiary, Teavana Corporation. Teavana Holdings, Inc. has no assets outside of its investments in subsidiaries, and no other material liabilities other than as a co-obligor under the Amended Credit Agreement.

Deferred financing costs totaling $15 and $433 were incurred in connection with the Amendments to the Credit Agreement during the twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively. These costs will be amortized to interest expense over the remaining term of the revolving credit facility using the straight-line method. The unamortized loan costs from the original Credit Agreement will also continue to be amortized over the remaining term of the revolving credit facility. Interest expense relating to deferred financing costs and interest incurred on borrowings under the revolving credit facility totaled $132 and $115 for the thirteen weeks ended July 29, 2012 and July 31, 2011, respectively, and $203 and $205 for the twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Numerator:
Net income/(loss)	$(146)	$1,031	$3,355	$4,354

Denominator:

For basic net income per share - weighted average shares basis	38,543,881	36,761,649	38,425,786	36,755,555
Effect of dilutive stock options	—	1,039,889	698,248	1,023,676

For diluted net income per share - adjusted weighted average shares basis	38,543,881	37,801,538	39,124,034	37,779,231

Net income per share:
Basic	$0.00	$0.03	$0.09	$0.12
Diluted	$0.00	$0.03	$0.09	$0.12

As of July 29, 2012, the Company had 38,586,125 shares of common stock outstanding. As of July 31, 2011, the Company had 27,758,129 and 9,005,217 shares of Class A common stock and Class B redeemable common stock, respectively, outstanding. The Class A common stock and Class B redeemable common stock shared equally in rights to dividends, undistributed earnings and voting rights. As a result, the two-class method has historically not been required for the computation of net income per share.

Anti-dilutive common stock options totaling 529,607 were excluded from the weighted average shares outstanding basis for the diluted net income per share calculation as of July 29, 2012. There were no anti-dilutive securities as of July 31, 2011.

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

Total minimum and contingent rent expense for the thirteen and twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Minimum rentals	$4,891	$3,407	$8,996	$6,619
Contingent rentals	116	73	228	140

Total	$5,007	$3,480	$9,224	$6,759

Future minimum lease payments for non-cancelable operating leases with an initial term of one year or more are as follows as of July 29, 2012:

Fiscal Year	Amount

2012 (remainder of fiscal year)	$8,670
2013	21,985
2014	22,462
2015	22,316
2016	21,011
Thereafter	81,517

Total	$177,961

6. Stock-Based Compensation

Under the Company’s 2004 Management Incentive Plan (the “2004 Plan”), adopted on December 15, 2004, up to 1,851,471 stock options may be granted to certain employees and outside directors or advisors to purchase an equal number of shares of common stock at prices not less than 100% of the estimated fair market value at the date of grant. All stock-based awards issued under the plan are non-qualified stock options. On July 18, 2011, the Board of Directors and stockholders authorized the establishment of the Teavana 2011 Equity Incentive Plan (the “2011 Plan”), effective immediately after the SEC’s declaration of effectiveness of the Registration Statement on Form S-1 (File No. 333-173775) and immediately prior to the pricing of the initial public offering (the “Offering”), both of which took place on July 27, 2011. Under the 2011 Plan, up to 750,000 shares of the Company’s common stock have been reserved for issuance pursuant to the grant to certain employees and outside directors of equity awards, including stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards or other stock-based awards at prices not less than 100% of the estimated fair market value of the common stock at the date of grant. Share options forfeited or cancelled under both plans are eligible for reissuance under the 2011 Plan.

The Company accounts for stock-based awards in accordance with ASC Topic No. 718-Compensation: Stock Compensation (“ASC 718”). ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the grant date (or measurement date, if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest. Stock-based compensation expense was $258 and $27 for the thirteen weeks ended July 29, 2012 and July 31, 2011, respectively and $521 and $63 for the twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively.

The fair values of stock options granted under the 2004 and 2011 Plans are estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. Stock option pricing models require the input of highly subjective assumptions, including the expected volatility of the stock price. The Company’s stock has been publicly traded since July 28, 2011; therefore, changes in these subjective input assumptions may affect the grant date fair value estimates. The assumptions used are based on management’s best estimate and available information at the time of grant. The Company estimated the fair value of options granted during the twenty-six weeks ended July 29, 2012 under the 2011 Plan using the following assumptions:

July 29, 2012

Expected life (years) (1)	6.25 Years
Risk-free interest rate (2)	0.93% - 1.01%
Volatility (3)	54.0%
Dividend yield (4)	0%

1)	Represents the period of time stock options are expected to remain outstanding. As the Company has only awarded “plain vanilla options” as described in ASC 718-10-S99, Compensation-Stock Compensation: Overall: SEC Materials, the Company used the “simplified” method for determining the expected life of the options granted. The simplified method calculates the expected term as the sum of the vesting term and the original contract term divided by two. The Company will continue to use the simplified method until such time that it has sufficient historical data for options to accurately estimate the expected term of stock-based awards.
2)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.
3)	Expected stock price volatility incorporated historical and implied volatility of similar entities whose share prices are publicly available. The Company plans to use peer company volatility for the foreseeable future until sufficient historical data is available.
4)	The Company has not paid regular dividends on its common stock and does not expect to pay dividends on its common stock in the foreseeable future.

The following table represents stock options granted, exercised or forfeited under the 2004 Plan and the 2011 Plan during the twenty-six weeks ended July 29, 2012:

	Stock Options	Weighted Average Exercise Price

Outstanding at January 29, 2012	1,907,303	$5.77
Granted	18,000	13.16
Exercised	(304,289)	1.29
Forfeited	(22,500)	17.00

Outstanding at July 29, 2012	1,598,514	$6.55

Under the 2004 Plan and the 2011 Plan, options generally become exercisable over a four-year period and expire ten years from the date of grant. Additionally, stock option grants generally vest 25% on each anniversary of the grant date, commencing with the first anniversary of the grant date (in the case of the 580,500 options granted under the 2011 Plan concurrent with the pricing of the Offering, commencing with the first anniversary of the closing of the transaction on August 2, 2011). As of July 29, 2012, there was $3,342 of total unrecognized compensation cost related to non-vested stock option awards expected to vest. This compensation cost is expected to be recognized through fiscal 2016 based on existing vesting terms, with the weighted average remaining expense recognition period being approximately 1.51 years.

The options outstanding as of July 29, 2012, by exercise price, are summarized below:

Number of Stock Options Outstanding	Stock Options Exercisable	Exercise Price	Average Remaining Contractual Life (in Years)

731,353	731,353	$1.12	3.19
23,919	23,919	1.35	4.60
175,647	175,647	1.62	4.25
14,812	14,812	1.76	4.57
117,283	117,283	2.43	2.97
8,000	—	13.04	9.84
10,000	—	13.26	9.94
5,000	—	15.11	9.38
512,500	—	$17.00	8.73

1,598,514	1,063,014		7.12

There were 1,063,014 options exercisable as of July 29, 2012 with a weighted average exercise price of $1.36 per share and intrinsic value of $10,917. Additionally, 304,289 options were exercised during the twenty-six weeks ended July 29, 2012 with an intrinsic value of approximately $5,268. The exercise of these stock options gave rise to a tax benefit of $1,998.

The Company has calculated its additional paid-in capital pool (“APIC Pool”), the cumulative amount of excess tax benefits from all awards accounted for under ASC 718, based on the actual income tax benefits received from exercises of stock options granted under ASC 718 using the long method. The APIC Pool is available to absorb future tax deficiencies.

7. Income Taxes

For interim financial reporting, the Company estimates the annual effective tax rate based on projected taxable income for the full year and adjusts as necessary for discrete events occurring in a particular period. The quarterly income tax provision is recorded in accordance with the estimated annual effective rate. The Company refines the estimates of taxable income throughout the year as new information, including year-to-date financial results, becomes available, and adjusts the annual effective tax rate, if necessary, during the quarter in which the change in estimate occurs. Significant judgment is required in determining the Company's effective tax rate and in evaluating its tax positions.

The effective tax rate differs from the federal statutory rate primarily due to updating the annual estimated effective tax rate to reflect the impact of the Teaopia Acquisition, the state income tax expense, and to a lesser extent, foreign tax expense and certain nondeductible expenses.

In assessing whether to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment. The Company has determined that no such valuation allowance was necessary as of July 29, 2012 and July 31, 2011.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC Topic No. 740-10-Accounting for Income Taxes, and adjusts for such liabilities when its judgment changes as the result of the evaluation of new information. As of July 29, 2012, there were no uncertain tax positions, and the Company does not anticipate any tax positions generating a significant change in this balance for unrecognized tax benefits within 12 months of this reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax regulations, as well as income tax regulations of multiple state and foreign jurisdictions with varying statutes of limitations. The Company's tax years for fiscal 2009 through 2011 generally remain subject to examination by federal and most state taxing authorities.

8. Segments

ASC Topic No. 280-Segment Reporting (“ASC 280”) establishes standards for reporting information about a company’s operating segments. The Company determines its operating segments on the same basis used to evaluate performance internally. The Company’s reportable segments include the operation of company-owned stores and its e-commerce website, which have been aggregated into one reportable financial segment. Management bases this aggregation on the following factors: (i) the merchandise offered at company-owned stores and through the e-commerce business is largely the same, (ii) the majority of e-commerce customers are also customers of retail locations, (iii) the product margins and sales mix of the stores and the e-commerce business are similar and (iv) the distribution methods are the same for both revenue streams. As of July 29, 2012, all of the Company’s significant identifiable assets were located in the United States and Canada.

The following tables present summarized geographical information:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29, 2012		July 31, 2011		July 29, 2012		July 31, 2011

Net Sales:
United States	$40,323	94%	$31,313	100%	$84,396	97%	$66,253	100%
Canada	2,757	6%	—	—	3,003	3%	—	—

Total:	$43,080		$31,313		$87,399		$66,253

	As of
	July 29, 2012		January 29, 2012
Long-lived assets, net:
United States	$51,129	86%	$42,317	99%
Canada	8,403	14%	468	1%

Total:	$59,532		$42,785

9. Commitments and Contingencies

From time to time, in the normal course of business, the Company is involved in legal proceedings. The Company evaluates the need for loss accruals under the requirements of ASC Topic No. 450-Contingencies. The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

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

10. Business Combination

On June 11, 2012, the Company completed the Teaopia Acquisition for an adjusted purchase price of approximately $26,974, net of cash acquired. The Teaopia Acquisition was completed to accelerate the Company’s expansion into Canada. Through the acquisition, the Company acquired substantially all of the net assets of Teaopia, which at the time of acquisition operated 46 retail store locations throughout Canada and sold loose-leaf tea and tea-related merchandise. The combined operational results for Teavana and Teaopia are included in the Company’s consolidated results of operations beginning June 11, 2012. The transaction was financed with $19,102 in cash on hand and $7,872 from the Company’s revolving credit facility. The Company incurred transaction costs of $1,042 associated with the transaction, of which $776 and $1,042 were incurred in the thirteen and twenty-six weeks ended July 29, 2012, respectively, and are reported in selling, general and administrative expense in the Company’s accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. There were no transaction costs related to this transaction incurred in fiscal 2011. From June 11, 2012, the date of the Teaopia Acquisition, through July 29, 2012, the combined operational results for Teavana and Teaopia include Teaopia-related revenue of $2,043 and a Teaopia-related net loss of $485.

The Teaopia Acquisition was accounted for as a purchase business combination in accordance with ASC 805-Business Combinations (“ASC 805”), whereby the purchase price paid to complete the Teaopia Acquisition was allocated to the recognized acquired assets and liabilities at fair value. The Company recorded, based on a preliminary purchase price allocation, acquired assets, liabilities assumed, and intangible assets, including goodwill, determined as the excess of purchase price over the estimated fair value of assets acquired and liabilities assumed. Goodwill arising from the acquisition is not subject to amortization and up to 75% of the acquired goodwill is expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth below are subject to change, although such changes are not anticipated to be significant. The Company expects to complete the purchase price allocation as soon as practical, but no later than one year from the acquisition date.

The following table summarizes the allocation of the purchase price at the date of acquisition:

Inventory	$1,550
Property and Equipment	6,851
Intangible assets - Favorable leases	1,204
Goodwill	17,786
Other assets acquired and liabilities assumed, net	(417)

Totals	$26,974

As part of the purchase price allocation, the Company determined that Teaopia’s only separately identifiable intangible asset was its favorable store leases. The Company estimated the fair value of the favorable lease terms by discounting the amount by which the stated lease payments differ from current estimated market rates at the acquisition date over the remaining lease term. Additionally, other long-term liabilities consist of certain store leases that have been identified as unfavorable. The intangible arising from the favorable leases and liability arising from the unfavorable leases will be amortized to rent expense over a weighted average useful life of 6.9 years. The fair value of the favorable and unfavorable leases acquired, as well as the fair value of the property and equipment acquired, were measured using significant inputs not observable in the open market. As such, the Company categorizes these as Level 3 inputs under ASC 820.

The financial information in the table below summarizes the consolidated results of operations of the Company on a pro forma basis, as though the Teaopia Acquisition had occurred on January 31, 2011. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented. Such pro forma information is based on the historical financial statements of the Company combined with other estimates and assumptions to show the effect of the transaction as if it had taken place on January 31, 2011. As such, the pro forma results include adjustments to reflect additional interest expense associated with funding of the acquisition assuming that the acquisition related debt was incurred on January 31, 2011 in addition to incremental depreciation due to the increase in the fair value of property and equipment and incremental rent expense related to the amortization of unfavorable and favorable leases acquired. Finally, certain adjustments of $819 and $1,063 were made to certain selling, general and administrative expenses principally related to adjustments to transaction costs incurred directly related to the acquisition for the thirteen weeks and twenty-six weeks ended July 29, 2012, respectively.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(unaudited)		(unaudited)
Net sales	$44,543	$34,238	$93,251	$72,488
Net income	696	401	3,917	3,664

Net income per share:
Basic:	$0.02	$0.01	$0.10	$0.10
Diluted	$0.02	$0.01	$0.10	$0.10

11. Subsequent Events

On July 31, 2012, the Company and certain of its subsidiaries entered into Amendment No. 4 (the “Fourth Amendment”) to the Amended Credit Agreement. The Fourth Amendment provides for the creation of a subsidiary (Teavana LuxCo, a Luxembourg Sarl), establishes the cap on investments that may be made into Teavana Canada, Inc., releases a pledge of 65% of the shares of Teavana Canada, Inc., grants a pledge of 65% of the shares of Teavana LuxCo and consents to certain transactions in connection with the formation of Teavana LuxCo.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 29, 2012 and July 31, 2011 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” in our Annual Report on Form 10-K as filed with the SEC on April 13, 2012. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used in the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to January 31 of the following year. For example, references to “fiscal 2012” refer to the fiscal year ending February 3, 2013.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to the following:

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

•

risks and challenges in connection with sourcing merchandise from third party suppliers, including the risk that current or prospective suppliers may be unable or unwilling to supply us with adequate quantities of their teas or merchandise in a timely manner or at an acceptable quality or price;

•	interruptions in the flow of our imported products, including shipping disruptions related to natural or manmade causes;

•	the risk of a cyber security incident or other technological disruptions;

•	risks relating to our acquisition of Teaopia Limited, including that we may not be able to integrate Teaopia’s operations as planned or that such stores may not perform as planned; and

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

Overview

Teavana is a specialty retailer offering more than 100 varieties of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise. We offer our products through 284 company-owned stores in 40 states and Canada and 18 franchised stores primarily in Mexico, as well as through our website, www.teavana.com.

On April 15, 2012, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets of Teaopia Limited (“Teaopia”), for approximately $27.0 million in cash (the “Teaopia Acquisition”), subject to certain adjustments as defined in the Asset Purchase Agreement. The Teaopia Acquisition closed on June 11, 2012. Teaopia operated 46 retail store locations in Canada at the time of acquisition that sold loose-leaf tea and tea-related merchandise. We incurred certain transaction and transition costs in connection with the Teaopia Acquisition, including necessary costs associated with integrating the operations of Teaopia into our own operations.

How We Assess the Performance of Our Business

In assessing the performance of our business and our progress against our growth strategy, we consider a variety of performance and financial measures. The key measures that we utilize to evaluate the performance of our business and the execution of our strategy are set forth below:

Net Sales

Net sales constitute gross sales net of any returns and discounts. Net sales consist of comparable sales, which include e-commerce, non-comparable store sales, and other sales.

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

Comparable sales. Comparable sales includes sales from all company-owned stores that have been open and owned for at least 15 full fiscal months, as in our experience our new stores generally open with higher than average sales volumes in the initial months following their opening, and e-commerce sales from our website, www.teavana.com. The trend of higher than average sales volumes for stores at opening usually extends for a period of at least three months, and comparability is typically achieved 12 months after the initial three-month period from the date of opening. In fiscal 2011 and prior fiscal years, sales from our website were included in “other sales”. There may be variations in the way in which certain other retailers calculate comparable sales. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable sales may not be comparable to similarly titled data made available from other retailers. Additionally, sales from stores acquired in the Teaopia Acquisition were excluded from comparable sales.

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

Non-comparable store sales. Non-comparable store sales include sales from stores not included in comparable sales, including from the stores acquired in the Teaopia Acquisition. As we pursue our growth strategy, we expect that a significant percentage of our net sales increase will continue to come from non-comparable store sales. Accordingly, non-comparable store sales are an additional key measure we use to assess the success of our growth strategy.

Other sales. Other sales include sales related to our franchised operations and gift card breakage revenue. Sales related to our franchised operations consist of initial franchise fees received in connection with newly franchised stores that are recognized as revenue when the obligations under the related franchise agreement are met, continuing royalty fees and wholesale sales of our teas and tea-related merchandise to our business partners primarily in the Middle East and Mexico.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of store operating expenses, store pre-opening expenses and other administrative expenses. Store operating expenses are generally the largest component of selling, general and administrative expense and consist of all store expenses other than occupancy-related costs, which are included in cost of goods sold. Store pre-opening costs are expensed as incurred and represent the costs at a store prior to its opening date including occupancy, payroll and other operating costs. Other administrative expenses include transaction and integration expenses associated with the Teaopia Acquisition, professional fees, travel costs, occupancy and payroll costs (both cash and stock-based) for our store support center and other administrative expenses.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(unaudited)		(unaudited)
	(dollars in thousands, except per share and store data)

Consolidated Statement of Operations Data:
Net sales	$43,080	$31,313	$87,399	$66,253
Cost of goods sold (exclusive of depreciation shown separately below)	17,874	12,186	33,769	24,637

Gross profit	25,206	19,127	53,630	41,616
Selling, general and administrative expense	23,022	15,367	43,809	30,125
Depreciation and amortization expense	2,166	1,428	3,945	2,703

Income from operations	18	2,332	5,876	8,788
Interest expense, net	132	742	203	1,431

Income/(loss) before income taxes	(114)	1,590	5,673	7,357
Provision for income taxes	32	559	2,318	3,003

Net income/(loss)	$(146)	$1,031	$3,355	$4,354

Net income per share:
Basic	$—	$0.03	$0.09	$0.12
Diluted	$—	$0.03	$0.09	$0.12

Weighted average shares outstanding:
Basic	38,543,881	36,761,649	38,425,786	36,755,555
Diluted	38,543,881	37,801,538	39,124,034	37,779,231

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation shown separately below)	41.5%	38.9%	38.7%	37.2%

Gross profit	58.5%	61.1%	61.3%	62.8%
Selling, general and administrative expense	53.4%	49.1%	50.1%	45.4%
Depreciation and amortization expense	5.0%	4.6%	4.5%	4.1%

Income from operations	0.1%	7.4%	6.7%	13.3%
Interest expense, net	0.3%	2.4%	0.2%	2.2%

Income/(loss) before income taxes	-0.2%	5.0%	6.5%	11.1%
Provision for income taxes	0.1%	1.7%	2.7%	4.5%

Net income/(loss)	-0.3%	3.3%	3.8%	6.6%

Store Data (unaudited):

Number of stores at end of period	284	179	284	179
Comparable sales growth for period (1)	3.5%	8.7%	2.5%	9.0%
Comparable store sales growth for period, excluding e-commerce (2)	0.6%	6.9%	0.2%	6.4%
Average net sales per comparable store (in thousands) (3)	$175	$179	$384	$392
Gross square footage at end of period (in thousands)	263	163	263	163
Sales per gross square foot (4)	$169	$189	$359	$415

(1)	Includes comparable store sales from all company-owned stores that have been open and owned for at least 15 full fiscal months and sales from our website www.teavana.com. Comparability for stores is typically achieved 12 months after the initial three-month period from opening during which new stores typically experience higher-than-average sales volumes. Comparable sales exclude sales from stores obtained through the Teaopia Acquisition.
(2)	Comparable store sales, excluding e-commerce, represent sales from all company-owned stores that have been open and owned for at least 15 full fiscal months. Comparability is typically achieved 12 months after the initial three-month period from opening during which new stores typically experience higher-than-average sales volumes. Comparable sales, excluding e-commerce, exclude sales from stores obtained through the Teaopia Acquisition.
(3)	Average net sales per comparable store is calculated by dividing total sales per period for stores open and owned for at least 15 full fiscal months or more as of the beginning of each respective fiscal period by the total number of such stores. This methodology excludes the effects of the initial three-month period of higher-than-average sales volumes and also excludes e-commerce sales. Average net sales per comparable store also exclude sales from stores obtained through the Teaopia Acquisition.
(4)	Sales per gross square foot is calculated by dividing total net sales for all stores, excluding e-commerce and including the stores acquired in the Teaopia Acquisition, by the average gross square footage for the period. Average gross square footage for the period is calculated by dividing the sum of the total gross square footage at the beginning and at the end of each period by two. Sales per gross square foot, excluding the stores acquired in the Teaopia Acquisition, were $176 and $386 in the thirteen weeks and twenty-six weeks ended July 29, 2012, respectively.

The approximate percentages of net sales derived from our product categories were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(unaudited)
Product Categories:

Tea	58%	58%	59%	59%

Merchandise	37%	38%	37%	37%

Beverage	5%	4%	4%	4%

	100%	100%	100%	100%

Thirteen Weeks Ended July 29, 2012 Compared to Thirteen Weeks Ended July 31, 2011

Net Sales

Net sales increased by 37.6%, or $11.8 million, to $43.1 million in the thirteen weeks ended July 29, 2012 from $31.3 million in the thirteen weeks ended July 31, 2011, resulting from a $10.3 million increase in non-comparable store sales, a $0.9 million increase in comparable sales, and a $0.6 million increase in other sales.

Non-comparable store sales increased by $10.3 million in the thirteen weeks ended July 29, 2012, driven primarily by the increase in the number of non-comparable stores period over period. There were 129 non-comparable stores as of July 29, 2012, including the 46 stores acquired in the Teaopia Acquisition on June 11, 2012, as compared to 66 non-comparable stores as of July 31, 2011. The sales attributable to the stores acquired in the Teaopia Acquisition were $2.0 million in the thirteen weeks ended July 29, 2012.

Comparable sales increased by 3.5%, or $0.9 million, at our comparable stores and through our website in the thirteen weeks ended July 29, 2012 due to a 8.1% increase in the number of transactions partially offset by a 4.6% decrease in the average transaction size in these channels. The number of transactions increased by 8.1% due principally to increased store transactions resulting primarily from increased beverage transactions, as well as due to increased transactions in our e-commerce business as our store openings in new and existing markets increased awareness of our brand and drove greater traffic to our website. Average transaction size decreased slightly to $38 in the thirteen weeks ended July 29, 2012 as compared to $39 for the thirteen weeks ended July 31, 2011, due primarily to increased beverage transactions in our stores, which have a lower average ticket than tea and merchandise transactions. There were 155 comparable stores as of July 29, 2012 compared to 113 as of July 31, 2011. Comparable store sales, excluding e-commerce, increased by 0.6% in the thirteen weeks ended July 29, 2012 due to a 6.1% increase in the number of transactions partially offset by a 5.5% decrease in the average transaction size. Excluding beverage only transactions, which represented only 5% of our comparable store sales but 29% of our transactions, our comparable store sales, excluding e-commerce, declined 0.1% due to a 0.7% increase in the number of transactions, offset by a 0.8% decrease in the average transaction size.

Other sales increased by $0.6 million in the thirteen weeks ended July 29, 2012 due primarily to increased product sales to the Alshaya group for the initial stores scheduled to open later in fiscal 2012 and early in fiscal 2013 under our franchise development agreement signed in September 2011.

Gross Profit

Gross profit increased by 31.8%, or $6.1 million, to $25.2 million in the thirteen weeks ended July 29, 2012 from $19.1 million in the thirteen weeks ended July 31, 2011, due primarily to our growth in non-comparable store sales. Gross margin decreased to 58.5% in the thirteen weeks ended July 29, 2012 as compared to 61.1% in the thirteen weeks ended July 31, 2011. The decrease in gross margin is due primarily to lower gross margin on sales from stores acquired in the Teaopia Acquisition due to promotions to eliminate existing Teaopia inventory in advance of converting these stores to a Teavana format, lower leverage of Teaopia store occupancy costs compared to Teavana stores and significantly lower gross margin on other sales due to the increased product sales to the Alshaya group at near cost without any corresponding royalty revenue since no stores are open yet under the related franchise development agreement.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 49.8%, or $7.7 million, to $23.0 million in the thirteen weeks ended July 29, 2012 from $15.4 million in the thirteen weeks ended July 31, 2011. As a percentage of net sales, selling, general and administrative expense increased to 53.4% in the thirteen weeks ended July 29, 2012 from 49.1% in the thirteen weeks ended July 31, 2011.

Store operating expenses increased by 43.6%, or $4.6 million, in the thirteen weeks ended July 29, 2012, due primarily to the operation of 284 stores as of this date as compared to the operation of 179 stores as of July 31, 2011. As a percentage of net sales, store operating expenses increased to 34.7% in the thirteen weeks ended July 29, 2012 from 33.3% in the thirteen weeks ended July 31, 2011. Store operating expenses as a percentage of net sales from stores increased to 37.8% for the thirteen weeks ended July 29, 2012 from 35.8% for the thirteen weeks ended July 31, 2011 due primarily to the stores acquired in the Teaopia Acquisition, which generate higher store operating expenses as a percentage of net sales than Teavana stores due to their generally lower net sales. This increase was also driven by approximately $0.4 million of increased training and travel costs associated with bringing the managers of the stores acquired in the Teaopia Acquisition to our store support center for a two-week training session and other integration-related expenses.

Store pre-opening expenses increased by 26.5%, or $0.2 million, in the thirteen weeks ended July 29, 2012 due primarily to the timing of the construction and opening of new stores in the thirteen weeks ended July 29, 2012 compared to the timing of construction and of opening new stores in the thirteen weeks ended July 31, 2011. As a percentage of net sales, store pre-opening expenses decreased to 2.1% in the thirteen weeks ended July 29, 2012 as compared to 2.2% in the thirteen weeks ended July 31, 2011.

Other administrative expenses increased by 68.8%, or $2.9 million, in the thirteen weeks ended July 29, 2012 due primarily to the increased cost to support 284 stores in operation as of July 29, 2012 compared to 179 stores as of July 31, 2011, including additional support staff and infrastructure to integrate and operate the 46 stores acquired in the Teaopia Acquisition. The increase was also driven by transaction and integration expenses of $0.8 million related to the Teaopia Acquisition during the thirteen weeks ended July 29, 2012. In addition, we experienced an increase in other administrative expenses of approximately $0.5 million relating to stock compensation expense and other costs associated with being a public company such as increased board fees, insurance premiums, professional service fees and payroll costs for additional finance, legal and compliance personnel for the thirteen weeks ended July 29, 2012 as compared to the thirteen weeks ended July 31, 2011. As a percentage of net sales, other administrative expenses increased to 16.6% in the thirteen weeks ended July 29, 2012 as compared to 13.6% for the thirteen weeks ended July 31, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by 51.7%, or $0.8 million, to $2.2 million in the thirteen weeks ended July 29, 2012 from $1.4 million in the thirteen weeks ended July 31, 2011 due primarily to capital expenditures of approximately $28.6 million incurred during the trailing four quarters to acquire Teaopia-related fixed assets in the Teaopia Acquisition and build new stores and, to a lesser extent, for continued leasehold improvements at our store support center and distribution center. As a percentage of net sales, depreciation and amortization expense increased to 5.0% for the thirteen weeks ended July 29, 2012 as compared to 4.6% for the thirteen weeks ended July 31, 2011.

Interest Expense, Net

Interest expense, net decreased by 85.3%, or $0.6 million, to $0.1 million in the thirteen weeks ended July 29, 2012 from $0.7 million in the thirteen weeks ended July 31, 2011 due primarily to the elimination of approximately $0.6 million in accretion from our Series A redeemable preferred stock. The Series A redeemable preferred stock was redeemed at the consummation of our Offering on August 2, 2011.

Provision for Income Taxes

Our provision for income taxes decreased by 94.3%, or $0.5 million, to $0.1 million in the thirteen weeks ended July 29, 2012 from $0.6 million in the thirteen weeks ended July 31, 2011, due primarily to a decrease in our income before income taxes. Our effective tax rates were -28.1% and 35.2% for the thirteen weeks ended July 29, 2012 and July 31, 2011, respectively. Our quarterly tax rate decreased as a result of the adjustment to reflect our estimated annual tax rate primarily to reflect the effect of the Teaopia Acquisition.

Net Income

As a result of the factors above, net income decreased by $1.2 million to a net loss of $0.2 million in the thirteen weeks ended July 29, 2012 as compared to net income of $1.0 million in the thirteen weeks ended July 31, 2011. Net income as a percentage of net sales decreased to -0.3% in the thirteen weeks ended July 29, 2012 from 3.3% in the thirteen weeks ended July 31, 2011.

Twenty-Six Weeks Ended July 29, 2012 Compared to Twenty-Six Weeks Ended July 31, 2011

Net Sales

Net sales increased by 31.9%, or $21.2 million, to $87.4 million in the twenty-six weeks ended July 29, 2012 from $66.3 million in the twenty-six weeks ended July 31, 2011, resulting from a $19.2 million increase in non-comparable store sales, a $1.6 million increase in comparable sales, and a $0.3 million increase in other sales.

Non-comparable store sales increased by $19.2 million in the twenty-six weeks ended July 29, 2012, driven primarily by the increase in the number of non-comparable stores period over period. There were 129 non-comparable stores as of July 29, 2012, including the 46 stores acquired in the Teaopia Acquisition on June 11, 2012, as compared to 66 non-comparable stores as of July 31, 2011.

Comparable sales increased by 2.5%, or $1.6 million, at our comparable stores and through our website in the twenty-six weeks ended July 29, 2012 due to a 4.5% increase in the number of transactions partially offset by a 2.0% decrease in the average transaction size in these channels. The number of transactions increased by 4.5% due principally to increased transactions in our stores resulting primarily from increased beverage transactions, as well as due to increased transactions in our e-commerce business as our store openings in new and existing markets increased awareness of our brand and drove greater traffic to our website. Average transaction size decreased slightly to approximately $39 in the twenty-six weeks ended July 29, 2012 as compared to approximately $40 in the twenty-six weeks ended July 31, 2011, due primarily to increased beverage transactions in our stores, which have a lower average ticket than tea and merchandise transactions. There were 155 comparable stores as of July 29, 2012 compared to 113 as of July 31, 2011. Comparable store sales, excluding e-commerce, increased by 0.2% in the twenty-six weeks ended July 29, 2012 due to a 2.7% increase in the number of transactions partially offset by a 2.5% decrease in the average transaction size. Excluding beverage only transactions, which represented only 4% of our comparable store sales but 27% of our transactions in the twenty-six weeks ended July 29, 2012, our comparable store sales, excluding e-commerce, decreased by 0.3% due to a 1.3% decrease in the number of transactions partially offset by a 1.0% increase in the average transaction size.

Other sales increased by $1.0 million in the twenty-six weeks ended July 29, 2012 due primarily to increased product sales to the Alshaya group for the initial stores scheduled to open later in fiscal 2012 and early in fiscal 2013 under our franchise development agreement signed in August 2011.

Gross Profit

Gross profit increased by 28.9%, or $12.0 million, to $53.6 million in the twenty-six weeks ended July 29, 2012 from $41.6 million in the twenty-six weeks ended July 31, 2011, due primarily to our growth in non-comparable store sales. Gross margin decreased to 61.4% in the twenty-six weeks ended July 29, 2012 as compared to 62.8% in the twenty-six weeks ended July 31, 2011. The decrease in gross margin is due primarily to lower gross margin on sales from stores acquired in the Teaopia Acquisition due to promotions to eliminate existing Teaopia inventory in advance of converting these stores to a Teavana format, and significantly lower gross margin on other sales due to increased product sales to the Alshaya group at near cost without any corresponding royalty revenue since no stores are open yet under the related franchise development agreement.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 45.4%, or $13.7 million, to $43.8 million in the twenty-six weeks ended July 29, 2012 from $30.1 million in the twenty-six weeks ended July 31, 2011. As a percentage of net sales, selling, general and administrative expense increased to 50.1% in the twenty-six weeks ended July 29, 2012 from 45.5% in the twenty-six weeks ended July 31, 2011.

Store operating expenses increased by 59.3%, or $8.1 million, in the twenty-six weeks ended July 29, 2012, due primarily to the operation of 284 stores as of this date as compared to the operation of 179 stores as of July 31, 2011. As a percentage of net sales, store operating expenses increased to 32.6% in the twenty-six weeks ended July 29, 2012 from 30.9% in the twenty-six weeks ended July 31, 2011. Store operating expenses as a percentage of net sales from stores increased to 35.6% for the twenty-six weeks ended July 29, 2012 from 33.7% for the twenty-six weeks ended July 31, 2011 due primarily to the stores acquired in the Teaopia Acquisition, which generate higher store operating expenses as a percentage of net sales than Teavana stores due to their generally lower net sales. This increase was also driven by approximately $0.4 million of increased training and travel costs associated with bringing the managers of the stores acquired in the Teaopia Acquisition to our store support center for a two-week training session and other integration-related expenses.

Store pre-opening expenses increased by 52.3%, or $0.7 million, in the twenty-six weeks ended July 29, 2012 due primarily to the timing of the construction and opening of new stores in the twenty-six weeks ended July 29, 2012 compared to the timing of the construction and opening of new stores in the twenty-six weeks ended July 31, 2011. As a percentage of net sales, store pre-opening expenses increased to 2.5% in the twenty-six weeks ended July 29, 2012 as compared to 2.2% in the twenty-six weeks ended July 31, 2011.

Other administrative expenses increased by 39.4%, or $4.9 million, in the twenty-six weeks ended July 29, 2012 due primarily to the increased cost to support 284 stores in operation as of July 29, 2012 compared to 179 stores as of July 31, 2011, including additional support staff to integrate and operate the 46 stores acquired in the Teaopia Acquisition. The increase was also driven by transaction and integration expenses of $1.1 million related to the Teaopia Acquisition during the twenty-six weeks ended July 29, 2012. In addition, we experienced an increase in other administrative expenses of approximately $1.3 million relating to stock compensation expense and other costs associated with being a public company such as increased board fees, insurance premiums, professional service fees and payroll costs for additional finance, legal and compliance personnel for the twenty-six weeks ended July 29, 2012 as compared to the twenty-six weeks ended July 31, 2011. As a percentage of net sales, other administrative expenses increased to 15.0% in the twenty-six weeks ended July 29, 2012 as compared to 12.4% for the twenty-six weeks ended July 31, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by 46.0%, or $1.2 million, to $3.9 million in the twenty-six weeks ended July 29, 2012 from $2.7 million in the twenty-six weeks ended July 31, 2011 due primarily to capital expenditures of approximately $28.6 million incurred during the trailing four quarters to acquire fixed assets for the Teaopia Acquisition and build new stores and, to a lesser extent, for leasehold improvements at our new store support center and distribution center. As a percentage of net sales, depreciation and amortization expense increased to 4.5% for the twenty-six weeks ended July 29, 2012 as compared to 4.1% for the twenty-six weeks ended July 31, 2011.

Interest Expense, Net

Interest expense, net decreased by 85.9%, or $1.2 million, to $0.2 million in the twenty-six weeks ended July 29, 2012 from $1.4 million in the twenty-six weeks ended July 31, 2011 due primarily to the elimination of approximately $1.2 million in accretion from our Series A redeemable preferred stock. The Series A redeemable preferred stock was redeemed at the consummation of our Offering on August 2, 2011.

Provision for Income Taxes

Our provision for income taxes decreased by 22.8%, or $0.7 million, to $2.3 million in the twenty-six weeks ended July 29, 2012 from $3.0 million in the twenty-six weeks ended July 31, 2011. Our effective tax rates were 40.9% and 40.8% for the twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively.

Net Income

As a result of the factors above, net income decreased by 23.0%, or $1.0 million, to $3.4 million in the twenty-six weeks ended July 29, 2012 from $4.4 million in the twenty-six weeks ended July 31, 2011. Net income as a percentage of net sales decreased to 3.8% in the twenty-six weeks ended July 29, 2012 from 6.6% in the twenty-six weeks ended July 31, 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility.

Our primary cash needs are for capital expenditures and working capital needs and, selectively, for acquisitions such as the Teaopia Acquisition. Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. During fiscal 2012, we plan to spend approximately $20.0 million on capital expenditures, exclusive of the Teaopia Acquisition. We expect to devote approximately 80% of this capital expenditure budget to construct and open new stores and renovate a small number of existing stores, with the remainder projected to be spent on expansion of our distribution center and on continued investment in our information technology systems. Additionally, we expect to spend approximately $2.0 million in construction and conversion costs related to stores acquired in the Teaopia Acquisition.

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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with borrowings under our revolving credit facility, which we have typically paid down at the end of the fiscal year with cash generated during our peak selling season in the fourth fiscal quarter. The amount of indebtedness outstanding under our revolving credit facility has tended to be highest in the beginning of the fourth quarter of each fiscal year.

We believe that our cash position, net cash provided by operating activities and availability under our revolving credit facility will be adequate to finance our planned capital expenditures, our integration of Teaopia and working capital requirements for the foreseeable future.

Cash Flows

A summary of our cash flows from operating, investing and financing activities for the twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively, is presented in the following table:

	Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011
	(unaudited) (dollars in thousand)
Cash flows provided by (used in):
Operating activities	$11,268	$(311)
Investing activities	(40,149)	(8,848)
Financing activities	11,909	2,881

Effect of exchange rates on cash and cash equivalents	(130)	—

Decrease in cash and cash equivalents	$(17,102)	$(6,278)

Operating Activities

Cash flows generated by operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization expense, non-cash interest expense, stock-based compensation expense, deferred taxes and the effect of working capital changes.

	Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011
	(unaudited) (dollars in thousand)
Cash flows from operating activities:

Net income	$3,355	$4,354

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,945	2,703
Non-cash interest expense	46	1,282
Stock-based compensation expense	521	63
Excess tax benefit from stock option exercises	(1,998)	—
Other	61	99
Change in operating assets and liabilities	5,338	(8,812)

Net cash provided by/(used in) operating activities	$11,268	$(311)

Net cash provided by operating activities increased by $11.6 million to $11.3 million during the twenty-six weeks ended July 29, 2012 from $0.3 million in cash used in operating activities during the twenty-six weeks ended July 31, 2011. This increase was primarily due to a decrease in cash used by net working capital components of approximately $14.2 million partially offset by a decrease of net income of approximately $1.0 million, less the net effect of $1.9 million in other adjustments as detailed in the table above. The decrease in cash used by net working capital components at the end of the twenty-six weeks ended July 29, 2012 is due primarily to more efficient inventory management in the twenty-six weeks ended July 29, 2012 as compared to the prior year period.

Investing Activities

Cash flows used in investing activities consist primarily of cash used to pay the Teaopia Acquisition adjusted purchase price of $27.0 million. This cash outlay was coupled with capital expenditures of approximately $13.2 million for new stores and, to a lesser extent, for existing stores, as well as for investments in our information technology systems, our distribution center and our store support center, to support our planned growth.

Capital expenditures increased by $4.4 million to $13.2 million in the twenty-six weeks ended July 29, 2012 from $8.8 million in the twenty-six weeks ended July 31, 2011. This increase was due primarily to the timing and number of new store build-outs. We opened 38 new stores in the twenty-six weeks ended July 29, 2012 compared to 33 new stores in the twenty-six weeks ended July 1, 2011.

Financing Activities

Cash flows from financing activities consist primarily of borrowings and payments on our revolving credit facility.

	Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011
	(unaudited) (dollars in thousand)
Cash flows from financing activities:
Proceeds from revolving credit facility	$98,203	$74,338
Payments on revolving credit facility	(88,672)	(69,979)
Payment of initial public offering costs	—	(1,110)
Cash paid for financing costs	(15)	(433)
Proceeds from stock option exercises	395	—
Excess tax benefit from stock option exercises	1,998	—
Other	—	65

Net cash provided by financing activities	$11,909	$2,881

Net cash provided by financing activities increased by $9.0 million to $11.9 million in the twenty-six weeks ended July 29, 2012 as compared to $2.9 million in net cash provided by financing activities in the twenty-six weeks ended July 31, 2011. This increase was primarily attributable to an increase in net borrowings during the period.

Revolving Credit Facility

On June 12, 2008, we entered into a loan and security agreement with Fifth Third Bank for a three-year revolving credit facility (the “Credit Agreement”). On April 22, 2011, we entered into an amendment to the Credit Agreement, which extends the maturity of this facility until April 22, 2016. On October 6, 2011, we entered into a second amendment that, among other things, permitted the creation of a foreign subsidiary and certain inter-company transfers. On April 15, 2012, we entered into a third amendment, which became effective upon the completion of the Teaopia Acquisition (the Credit Agreement, as amended, is referred to as the “Amended Credit Agreement”). The third amendment provides Fifth Third’s consent to the Teaopia Acquisition, lowers the applicable margin for advances, permits new store capital expenditures for locations acquired in the Teaopia Acquisition and increases the Maximum Revolving Facility to $50.0 million through December 31, 2012 and $40.0 million on and after January 1, 2013.

Under the revolving credit facility, our borrowing capacity is equal to the lesser of (i) the Maximum Revolving Facility (as defined), less the undrawn face amount of any letters of credit outstanding at the time a drawdown on the revolving credit facility is made, and (ii) the Borrowing Base (as defined). The Maximum Revolving Facility is equal to $50.0 million. The Borrowing Base is defined as the sum of (i) 200% of Consolidated EBITDA (as defined) for the most recent trailing twelve-month period for which financial statements are available, minus (ii) the aggregate undrawn face amount of any letters of credit outstanding at the time a drawdown on the revolving credit facility is made, minus (iii) such reserves as may be established by the lender in its Permitted Discretion (as defined) but not to exceed 35% of the Borrowing Base. The credit facility includes a $5.0 million sublimit for the issuance of letters of credit. Our excess borrowing capacity was $40.0 million as of July 29, 2012, with $9.5 million outstanding under our revolving credit facility and undrawn face amounts on letters of credit of $0.5 million as of that date.

Indebtedness incurred under the revolving credit facility bears interest at a rate of LIBOR, subject to a minimum level of 1.5% plus an applicable margin of 4.5% or the lender’s base commercial lending rate, plus an applicable margin of 3.0%. Any outstanding debt would have borne interest at a rate of 4.25% under the lender’s base commercial lending rate as of July 29, 2012.

The Amended Credit Agreement includes certain financial covenants. The financial covenants include the requirements to: (i) maintain a ratio of Consolidated Free Cash Flow to Consolidated Fixed Charges (as such terms are defined); (ii) maintain a ratio of Debt (as defined) to Consolidated EBITDA; (iii) limit our annual Consolidated Capital Expenditures (as defined); and (iv) limit our Consolidated Net Capital Expenditures (defined as Consolidated Capital Expenditures minus a specified amount of capital expenditures related to new-store openings determined on the basis of our Consolidated Leverage Ratio). The Amended Credit Agreement also includes customary negative and affirmative covenants. The negative covenants include, among others, limitations on: indebtedness; the payment of dividends; liens; the disposition of assets; consolidations and mergers; loans and investments; transactions with affiliates; restricted payments; sale-leaseback transactions; incurrence of certain restrictions by subsidiaries; other negative pledges; and foreign assets. The affirmative covenants include, among others, the requirement to provide audited annual and unaudited monthly financial statements, quarterly and annual compliance certificates, and other financial and operating information. As of July 29, 2012, management’s belief was that we were in compliance with the financial covenants and other covenants applicable to us under the Amended Credit Agreement.

Indebtedness incurred under the Amended Credit Agreement was collateralized by substantially all of our U.S. assets and 65% of the common stock of Teavana Canada as of July 29, 2012.

Off-Balance Sheet Arrangements

As of and for the twenty-six weeks ended July 29, 2012, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments (unaudited)

The following table summarizes our contractual obligations as of July 29, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total Obligations	<1 Year (1)	2-3 Years	4-5 Years	Thereafter
	(dollars in thousands)
Operating lease obligations (2)	$177,961	$8,670	$44,447	$43,327	$81,517
Construction-related obligations	3,970	3,970	—	—	—
Purchase obligations (3)	20,184	20,184	—	—	—

Total contractual obligations	$202,115	$32,824	$44,447	$43,327	$81,517

(1)	The obligations in this column represent known cash requirements from July 30, 2012 through the end of fiscal 2012 on February 3, 2013.
(2)	Operating lease obligations reflect base rent and exclude insurance, taxes, maintenance and other related leasing costs. Other related leasing costs including insurance, taxes and maintenance comprise approximately 40% of the base rent obligation.
(3)	Purchase obligations consist primarily of inventory purchase orders. Our inventory purchase orders are generally cancellable with limited or no recourse available to the vendor until the inventory is shipped to us. Additionally, this amount includes approximately $0.2 million in purchase commitments assumed in the Teaopia Acquisition.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K filed with the SEC on April 13, 2012. We believe that there have been no significant changes to our critical accounting policies during the twenty-six weeks ended July 29, 2012 apart from those previously disclosed in our Annual Report, except for the following:

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

Foreign Exchange Risk

We have historically not generated a significant portion of our net sales in any currency other than the U.S. dollar. With the Teaopia Acquisition, which was completed on June 11, 2012, during the thirteen weeks ended July 29, 2012, approximately 6% of our net sales were generated in Canadian dollars. We also currently source a portion of our inventory of teas and tea-related merchandise in Europe and Japan and incur a limited portion of those related costs in Euro and in Japanese yen. Historically, we have not been impacted materially by fluctuations in the U.S. dollar/Canadian dollar, U.S. dollar/Euro and U.S. dollar/Japanese yen exchange rates and do not expect to be impacted materially for the foreseeable future. Our net sales generated in Canadian dollars and our foreign denominated payables would not have been materially affected by a 10% adverse change in foreign currency exchange rates for the twenty-six weeks ended July 29, 2012 and the twenty-six weeks ended July 31, 2011. However, if our purchases of inventory in Euro and in Japanese yen increase, and to the extent that we commence generating more net sales outside of the United States that are denominated in currencies other than the U.S. dollar (which we expect to occur as a result of the Teaopia Acquisition and our further expansion into Canada), our results of operations could be adversely impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations and do not currently intend to do so for the immediate future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen weeks ended July 29, 2012, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 15, 2012, we, through our wholly owned subsidiary, Teavana Canada, Inc., entered into an Asset Purchase Agreement to acquire substantially all of the assets of Teaopia Limited (“Teaopia”), which operated 46 retail store locations in Canada that sold loose-leaf tea and tea related merchandise. The Teaopia Acquisition closed on June 11, 2012. The Teaopia Acquisition involves the integration of a separate business, which previously operated independently and had different systems, processes, products and cultures, into our existing operations. While we expect to provide training and other approaches to integrate Teaopia into our business and store model, we may be unable to integrate successfully these locations into our business and may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations involves numerous risks, including the loss of customers, diversion of management’s attention, failure to retain key personnel and failure of the acquired business to be financially successful. Our inability to integrate successfully the stores we acquire, or if such stores do not achieve the financial results that we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.

An increase in the cost or a disruption in the flow of our imported products may significantly decrease our sales and profits.

Merchandise originally manufactured and imported from overseas makes up a large proportion of our total inventory. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. We may be unable to meet our customers’ demands or pass on price increases to our customers. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet demand. Risks associated with our reliance on imported products include increases in the cost of purchasing or shipping foreign merchandise and disruptions in the shipping and importation of imported products because of factors such as raw material shortages, work stoppages, strikes and political unrest, problems with oceanic shipping, including shipping container shortage, increased customs inspections of import shipments or other factors causing delays in shipments and economic crises, natural disasters, international disputes and wars.

Item 5 – Other Information

On September 7, 2012, we entered into an employment agreement with our Vice President & General Counsel, David V. Christopherson, pursuant to which Mr. Christopherson will continue to serve in such capacity until April 22, 2014 (or such earlier date upon which Mr. Christopherson’s employment may be terminated in accordance with its terms). The agreement is on substantially the same terms and conditions as the form of employment agreement that has been entered into by our other named executive officers. A copy of the agreement is filed as Exhibit 10.1 to this report and incorporated herein by reference.

Item 6 – Exhibits

Exhibit 10.1	Employment Agreement, dated as of September 7, 2012, between Teavana Holdings, Inc. and David V. Christopherson.

Exhibit 10.2	Teavana Holdings, Inc. Teaopia Budget 2012 Incentive Plan.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	Interactive Data File*

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAVANA HOLDINGS, INC.

By:	/s/ Daniel P. Glennon
Daniel P. Glennon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	September 10, 2012