Form 10-Q
period 2012-10-28
Teavana Holdings Inc
filed 2012-12-10
CIK 1314592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2012

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

The number of shares of the registrant’s common stock, $0.00003 par value, outstanding as of December 5, 2012 was 38,784,893 shares.

Teavana Holdings, Inc.

Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of October 28, 2012 (unaudited) and January 29, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss) for the thirteen and thirty-nine weeks ended October 28, 2012 (unaudited) and October 30, 2011 (unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the thirty-nine weeks ended October 28, 2012 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 28, 2012 (unaudited) and October 30, 2011 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signature		27

PART I – Financial Information

Item 1.	Financial Statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	October 28, 2012	January 29, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$908	$17,818
Prepaid expenses	6,099	3,995
Income tax receivable	2,211	—
Inventory	34,627	25,676
Other current assets	3,592	2,175

Total current assets	47,437	49,664
Property and equipment, net	63,510	42,785
Intangible assets, net	1,183	—
Goodwill	20,698	2,394
Other non-current assets	672	775

Total assets	$133,500	$95,618

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,261	$3,898
Income taxes payable	—	1,821
Other current liabilities	12,223	6,847

Total current liabilities	20,484	12,566
Long-term liabilities
Deferred rent	16,835	12,905
Deferred tax liability, non-current	2,420	2,570
Long-term debt	19,627	—
Other long-term liabilities	722	575

Total long-term liabilities	39,604	16,050

Total liabilities	60,088	28,616

Commitments and contingencies (Note 9)

Stockholders’ equity

Common stock, $0.00003 par value; 100,000,000 shares authorized as of October 28, 2012 and January 29, 2012; 38,685,783 shares and 38,281,836 shares issued and outstanding as of October 28, 2012 and January 29, 2012, respectively	1	1
Additional paid-in capital	280,611	276,782
Accumulated deficit	(207,852)	(209,792)
Accumulated other comprehensive income	652	11

Total stockholders’ equity	73,412	67,002

Total liabilities and stockholders’ equity	$133,500	$95,618

The accompanying notes are an integral part of these condensed consolidated financial statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME / (LOSS)

(unaudited)

(dollars in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011

Net sales	$46,037	$33,426	$133,436	$99,679

Cost of goods sold (exclusive of depreciation shown separately below)	20,320	12,749	54,089	37,386

Gross profit	25,717	20,677	79,347	62,293
Selling, general and administrative expense	25,349	17,511	69,158	47,636
Depreciation and amortization expense	2,585	1,554	6,530	4,257

Income / (loss) from operations	(2,217)	1,612	3,659	10,400
Interest expense, net	238	122	441	1,553

Income / (loss) before income taxes	(2,455)	1,490	3,218	8,847
Provision for / (benefit from) income taxes	(1,040)	554	1,278	3,556

Net income / (loss)	$(1,415)	$936	$1,940	$5,291

Other comprehensive income
Net gain on foreign currency translation	168	—	641	—

Comprehensive income / (loss)	$(1,247)	$936	$2,581	$5,291

Net income / (loss) per share:
Basic	$(0.04)	$0.02	$0.05	$0.14
Diluted	$(0.04)	$0.02	$0.05	$0.14

Weighted average shares outstanding:
Basic	38,632,149	38,138,070	38,496,953	37,216,444
Diluted	38,632,149	38,965,104	39,152,380	38,029,119

The accompanying notes are an integral part of these condensed consolidated financial statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(unaudited, unless specified audited)

(dollars in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance January 29, 2012 (audited)	38,281,836	$1	$276,782	$(209,792)	$11	$67,002
Net income	—	—	—	1,940	—	1,940

Foreign currency translation adjustment	—	—	—	—	641	641
Stock-based compensation expense	—	—	863	—	—	863
Stock issued for stock option exercises	403,947	—	524	—	—	524
Excess tax benefit from stock option exercises	—	—	2,442	—	—	2,442

Balance October 28, 2012	38,685,783	$1	$280,611	$(207,852)	$652	$73,412

The accompanying notes are an integral part of these condensed consolidated financial statements

TEAVANA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands, except per share data)

	Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011

Cash flows from operating activities:

Net income	$1,940	$5,291
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization expense	6,530	4,257
Non-cash interest expense	69	1,304
Stock-based compensation expense	863	527
Excess tax benefit from stock option exercises	(2,442)	(2,577)
Other	(427)	150
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,467)	(417)
Income tax receivable	(2,211)	(6,004)
Inventory	(7,457)	(15,584)
Accounts payable	3,508	2,896
Income taxes payable	621	(2,232)
Deferred income taxes	(1,472)	1,892
Deferred rent	3,929	4,610
Accrued liabilities	5,427	1,829
Other liabilities	(792)	(859)

Net cash provided by / (used in) operating activities	6,619	(4,917)

Cash flows from investing activities:

Cash paid for Teaopia Acquisition, net of cash acquired	(26,974)	—
Purchase of property and equipment	(19,131)	(13,785)

Net cash used in investing activities	(46,105)	(13,785)

Cash flows from financing activities:
Proceeds from revolving credit facility	151,055	113,152
Payments on revolving credit facility	(131,428)	(109,652)
Proceeds from initial public offering, net	—	15,322
Cash paid for financing costs	(15)	(433)
Proceeds from stock option exercises	524	552
Excess tax benefit from stock option exercises	2,442	2,577
Payment to redeem Series A redeemable preferred stock liability	—	(10,683)

Net cash provided by financing activities	22,578	10,835

Effect of exchange rates on cash and cash equivalents:	(2)	2
Net decrease in cash and cash equivalents	(16,910)	(7,865)
Cash and cash equivalents, beginning of fiscal period	17,818	7,901

Cash and cash equivalents, end of fiscal period	$908	$36

Supplemental disclosure of cash flow information:
Cash paid for interest	$371	$217
Cash paid for income taxes	4,456	9,900
Non-cash change in fair value of Class B redeemable common stock	$—	$172,546

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(dollars in thousands, except per share and store data)

1. Business and Summary of Significant Accounting Policies

Nature of Business

Teavana Holdings, Inc. (the “Company” or “Teavana”) is a specialty retailer offering more than 100 varieties of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise. Teavana offers products through 301 company-owned stores in 41 states and Canada, 19 franchised stores primarily in Mexico, as well as through its website, www.teavana.com.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the Securities and Exchange Commission’s (“SEC”) guidance for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the fiscal year ended January 29, 2012 included in the Company’s Annual Report on Form 10-K (File No. 001-35248). The accompanying unaudited condensed consolidated financial statements present the results of operations for the thirteen weeks and thirty-nine weeks ended October 28, 2012 and October 30, 2011. These results are not necessarily indicative of the results that may be achieved for the fiscal year ending February 3, 2013 or for any other period.

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

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending on the Sunday nearest to January 31 of the following year. These condensed consolidated financial statements include thirteen and thirty-nine weeks in each of the periods ended October 28, 2012 and October 30, 2011.

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

Goodwill

Goodwill is an asset representing future economic benefits from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually in accordance with the provisions of ASC Topic No. 350-Intangible: Goodwill and Other (“ASC 350”). The Company does not amortize goodwill. Management reviews goodwill for impairment annually on October 1 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting unit to which the goodwill relates based on the fair value of the Company as a whole. The fair value of the Company is the amount for which the Company could be sold in a current transaction between willing parties. If the reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company has concluded that there was no impairment losses during the thirty-nine weeks ended October 28, 2012.

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

Accounting pronouncements not yet adopted by the Company

In July 2012, the FASB issued ASU No. 2012-02-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If this is the case, a more detailed fair value calculation will need to be performed to identify potential impairments and to subsequently measure the amount of impairment loss, if any. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. ASU 2012-02 is effective for annual and interim impairment tests performed by the Company for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will adopt the provisions of ASU 2012-02 effective February 3, 2013 and has elected to not adopt this ASU early. The Company did not perform any impairment tests related to indefinite-lived intangible assets during the thirteen or thirty-nine week periods ended October 28, 2012, and does not expect that the adoption of ASU 2012-02 will have a material impact on the Company’s future impairment tests or the results of operations, financial condition or disclosure.

The FASB issues ASUs to amend the authoritative literature in related ASCs. There have been a number of ASUs to date that amend the original text of related ASCs. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not applicable to the Company. Additionally, there were various other accounting standards and interpretations issued during the thirteen weeks ended October 28, 2012 that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

2. Property and Equipment

Property and equipment consists of the following:

	October 28, 2012	January 29, 2012

Leasehold improvements	$74,184	$52,872
Equipment	14,537	9,292

	88,721	62,164
Less - Accumulated depreciation	(25,211)	(19,379)

Property and equipment, net	$63,510	$42,785

Depreciation expense was $2,583 and $1,550 for the thirteen weeks ended October 28, 2012 and October 30, 2011, respectively, and $6,526 and $4,242 for the thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively.

3. Long-term Debt

On June 12, 2008, the Company established a three-year revolving credit facility by entering into a loan and security agreement (the “Credit Agreement”) with Fifth Third Bank. On April 22, 2011, the Company entered into an amendment to the Credit Agreement that, among other things, extended its term for five years through April 22, 2016. On October 6, 2011, the Company entered into a second amendment to the Credit Agreement that, among other things, permitted the creation of a foreign subsidiary and certain intercompany transfers. Additionally, on April 15, 2012, the Company entered into the third amendment (the “Third Amendment”) to the Credit Agreement. Among other things, the Third Amendment provided Fifth Third’s consent to the transaction contemplated by the asset purchase agreement, dated April 15, 2012, relating to the Teaopia Acquisition. At the closing of the Teaopia Acquisition, which occurred on June 11, 2012, the Third Amendment also lowered the applicable margin for advances, permitted new store capital expenditures for the stores acquired in the Teaopia Acquisition and increased the Maximum Revolving Facility (as defined). The Third Amendment provides for a revolving credit facility up to $50,000 from the date of the closing of the Teaopia Acquisition through December 31, 2012 and $40,000 on and after January 1, 2013. On July 31, 2012, the Company and certain of its subsidiaries entered into Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement (as amended, the “Amended Credit Agreement”). The Fourth Amendment provides for the creation of a subsidiary (Teavana LuxCo, a Luxembourg société à responsabilité limitée), establishes a cap on investments that may be made into Teavana Canada, Inc., releases a pledge of 65% of the shares of Teavana Canada, Inc., grants a pledge of 65% of the shares of Teavana LuxCo and consents to certain transactions in connection with the formation of Teavana LuxCo. All other material terms of the Credit Agreement remain the same.

Under the revolving credit facility, the borrowing capacity is equal to (i) the lesser of the Maximum Revolving Facility, less the undrawn face amount of any letters of credit outstanding and (ii) the Borrowing Base (as defined). The Maximum Revolving Facility was $50,000 as of October 28, 2012. The Borrowing Base is defined as the sum of (i) 200% of Consolidated EBITDA (as defined) for the most recent twelve month trailing period for which financial statements are available, minus (ii) the aggregate undrawn face amount of any outstanding letters of credit at the time a drawdown on the revolving credit facility is made, minus (iii) such reserves as may be established by the lender in its Permitted Discretion (as defined), but not to exceed 35% of the Borrowing Base. The revolving credit facility includes a $5,000 sublimit for the issuance of letters of credit. The Amended Credit Agreement is secured by substantially all of the U.S. assets of the Company and 65% of the common stock of Teavana LuxCo. The revolving credit facility under the Amended Credit Agreement had $19,627 outstanding, undrawn face amounts on letters of credit of $646 and availability of $29,727 on October 28, 2012.

Borrowings under the Amended Credit Agreement bear interest at either (i) LIBOR plus the applicable margin of 4.00% through the First Amendment Date (as defined), and rates that range from 3.00% to 4.50% thereafter based on the Company’s Consolidated Leverage Ratio (as defined) or (ii) the lender’s base commercial lending rate, plus the applicable margin of 1.0%. The balance outstanding under the revolving credit facility on October 28, 2012 was $19,627, bearing interest at 4.25% based upon the lender’s base commercial lending rate option.

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

Deferred financing costs totaling $15 and $433 were incurred in connection with the Amendments to the Credit Agreement during the thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively. These costs will be amortized to interest expense over the remaining term of the revolving credit facility using the straight-line method. The unamortized loan costs from the original Credit Agreement will also continue to be amortized over the remaining term of the revolving credit facility. Interest expense relating to deferred financing costs and interest incurred on borrowings under the revolving credit facility totaled $238 and $122 for the thirteen weeks ended October 28, 2012 and October 30, 2011, respectively, and $441 and $327 for the thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Numerator:
Net income / (loss)	$(1,415)	$936	$1,940	$5,291

Denominator:

For basic net income / (loss) per share - weighted average shares basis	38,632,149	38,138,070	38,496,953	37,216,444
Effect of dilutive stock options	—	827,034	655,427	812,675

For diluted net income / (loss) per share - adjusted weighted average shares basis	38,632,149	38,965,104	39,152,380	38,029,119

Net income / (loss) per share:
Basic	$(0.04)	$0.02	$0.05	$0.14
Diluted	$(0.04)	$0.02	$0.05	$0.14

As of October 28, 2012, the Company had 38,685,783 shares of common stock outstanding. As of October 30, 2011, the Company had 38,226,327 shares of common stock outstanding. Anti-dilutive common stock options totaling 534,679 were excluded from the weighted average number of common shares outstanding plus potentially dilutive common shares for the diluted net income per share calculation as of October 28, 2012. There were no anti-dilutive securities as of October 30, 2011.

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

Total minimum and contingent rent expense for the thirteen and thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011

Minimum rentals	$5,523	$3,569	$14,520	$10,188
Contingent rentals	117	59	345	199

Total	$5,640	$3,628	$14,865	$10,387

Future minimum lease payments for non-cancelable operating leases with an initial term of one year or more were as follows as of October 28, 2012:

Fiscal Year	Amount

2012 (remainder of fiscal year)	$3,644
2013	22,939
2014	23,601
2015	23,488
2016	22,227
Thereafter	89,367

Total	$185,266

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

The Company accounts for stock-based awards in accordance with ASC Topic No. 718-Compensation: Stock Compensation (“ASC 718”). ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the grant date (or measurement date, if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest. Stock-based compensation expense was $342 and $464 for the thirteen weeks ended October 28, 2012 and October 30, 2011, respectively and $863 and $527 for the thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively.

The fair values of stock options granted under the 2004 and 2011 Plans are estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. Stock option pricing models require the input of highly subjective assumptions, including the expected volatility of the stock price. The Company’s stock has been publicly traded since July 28, 2011; therefore, changes in these subjective input assumptions may affect the grant date fair value estimates. The assumptions used are based on management’s best estimate and available information at the time of grant. The Company estimated the fair value of options granted during the thirty-nine weeks ended October 28, 2012 under the 2011 Plan using the following assumptions:

October 28, 2012

Expected life (years) (1)	6.25 Years
Risk-free interest rate (2)	0.93% - 1.03%
Volatility (3)	54.0%
Dividend yield (4)	0%

1)	Represents the period of time stock options are expected to remain outstanding. As the Company has only awarded “plain vanilla options” as described in ASC 718-10-S99, Compensation-Stock Compensation: Overall: SEC Materials, the Company used the “simplified” method for determining the expected life of the options granted. The simplified method calculates the expected term as the sum of the vesting term and the original contract term divided by two. The Company will continue to use the simplified method until such time that it has sufficient historical data for options to accurately estimate the expected term of stock-based awards.
2)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of stock options.
3)	Expected stock price volatility incorporated historical and implied volatility of similar entities whose share prices are publicly available. The Company plans to use peer company volatility for the foreseeable future until sufficient historical data are available.
4)	The Company has not paid regular dividends on its common stock and does not expect to pay dividends on its common stock in the foreseeable future.

The following table represents stock options granted, exercised or forfeited under the 2004 Plan and the 2011 Plan during the thirty-nine weeks ended October 28, 2012:

	Stock Options	Weighted Average Exercise Price

Outstanding at January 29, 2012	1,907,305	$5.77
Granted	73,000	12.97
Exercised	(403,947)	1.29
Forfeited	(43,125)	17.00
Expired	(1,877)	17.00

Outstanding at October 28, 2012	1,531,356	$6.97

Under the 2004 Plan and the 2011 Plan, options generally become exercisable over a four-year period and expire ten years from the date of grant. Additionally, stock option grants generally vest 25% on each anniversary of the grant date, commencing with the first anniversary of the grant date (in the case of the 580,500 options granted under the 2011 Plan concurrent with the pricing of the Offering, commencing with the first anniversary of the closing of the transaction on August 2, 2011). As of October 28, 2012, there was $3,266 of total unrecognized compensation cost related to non-vested stock option awards expected to vest. This compensation cost is expected to be recognized through fiscal 2016 based on existing vesting terms, with the weighted average remaining expense recognition period being approximately 1.91 years.

The options outstanding as of October 28, 2012, by exercise price, are summarized below:

Number of Stock Options Outstanding	Stock Options Exercisable	Exercise Price	Average Remaining Contractual Life (in Years)

651,153	651,153	$1.12	2.80
21,218	21,218	1.35	3.76
169,147	169,147	1.62	4.07
14,812	14,812	1.76	4.38
107,026	107,026	2.43	2.55
55,000	—	12.91	9.91
8,000	—	13.04	9.59
10,000	—	13.26	9.69
5,000	1,250	15.11	9.13
490,000	126,250	17.00	8.28

1,531,356	1,090,856		6.75

There were 1,090,856 options exercisable as of October 28, 2012 with a weighted average exercise price of $3.19 per share and intrinsic value of $9,155. Additionally, 403,947 options were exercised during the thirty-nine weeks ended October 28, 2012 with an intrinsic value of approximately $6,453. The exercise of these stock options gave rise to a tax benefit of $2,442.

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

The effective tax rate differs from the federal statutory rate primarily due to state income tax and foreign tax expense, and to a lesser extent, certain nondeductible expenses and discrete adjustments.

In assessing whether to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment. The Company has determined that no such valuation allowance was necessary as of October 28, 2012 and October 30, 2011.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC Topic No. 740-10-Accounting for Income Taxes, and adjusts for such liabilities when its judgment changes as the result of the evaluation of new information. As of October 28, 2012, there were no uncertain tax positions, and the Company does not anticipate any tax positions generating a significant change in this balance for unrecognized tax benefits within 12 months of this reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax regulations, as well as income tax regulations of multiple state and foreign jurisdictions with varying statutes of limitations. The Company’s tax years for fiscal 2009 through 2011 generally remain subject to examination by federal and most state taxing authorities.

8. Segments

ASC Topic No. 280-Segment Reporting (“ASC 280”) establishes standards for reporting information about a company’s operating segments. The Company determines its operating segments on the same basis used to evaluate performance internally. The Company’s reportable segments include the operation of company-owned stores and its e-commerce website, which have been aggregated into one reportable financial segment. Management bases this aggregation on the following factors: (i) the merchandise offered at company-owned stores and through the e-commerce business is largely the same, (ii) the majority of e-commerce customers are also customers of retail locations, (iii) the product margins and sales mix of the stores and the e-commerce business are similar and (iv) the distribution methods are the same for both revenue streams. As of October 28, 2012, all of the Company’s significant identifiable assets were located in the United States and Canada.

The following tables present summarized geographical information:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2012		October 30, 2011		October 28, 2012		October 30, 2011

Net Sales:
United States	$41,063	89%	$33,426	100%	$125,458	94%	$99,679	100%
Canada	4,974	11%	—	—	7,978	6%	—	—

Total:	$46,037		$33,426		$133,436		$99,679

	As of
	October 28, 2012		January 29, 2012
Long-lived assets, net:
United States	$54,344	86%	$42,317	99%
Canada	9,166	14%	468	1%

Total:	$63,510		$42,785

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

10. Business Combination

On June 11, 2012, the Company completed the Teaopia Acquisition for an adjusted purchase price of approximately $26,974, net of cash acquired. The Teaopia Acquisition was completed to accelerate the Company’s expansion into Canada. Through the acquisition, the Company acquired substantially all of the net assets of Teaopia, which at the time of acquisition operated 46 retail store locations throughout Canada and sold loose-leaf tea and tea-related merchandise. The combined operational results for Teavana and Teaopia are included in the Company’s consolidated results of operations beginning June 11, 2012. The transaction was financed with $19,102 in cash on hand and $7,872 from the Company’s revolving credit facility. The Company incurred transaction costs of $1,084 associated with the transaction, of which $42 and $1,084 were incurred in the thirteen and thirty-nine weeks ended October 28, 2012, respectively, and are reported in selling, general and administrative expense in the Company’s accompanying Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss). There were no transaction costs related to this transaction incurred in fiscal 2011. From June 11, 2012, the date of the Teaopia Acquisition, through October 28, 2012, the combined operational results for Teavana and Teaopia, excluding Teaopia transaction and integration expenses, include Teaopia-related revenue of $6,188 and a Teaopia-related net loss of $1,321.

The Teaopia Acquisition was accounted for as a purchase business combination in accordance with ASC 805-Business Combinations (“ASC 805”), whereby the purchase price paid to complete the Teaopia Acquisition was allocated to the recognized acquired assets and liabilities at fair value. The Company recorded acquired assets, liabilities assumed, and intangible assets, including goodwill, determined as the excess of purchase price over the estimated fair value of assets acquired and liabilities assumed. Goodwill arising from the acquisition is not subject to amortization and up to 75% of the acquired goodwill is expected to be deductible for tax purposes.

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

The financial information in the table below summarizes the consolidated results of operations of the Company on a pro forma basis, as though the Teaopia Acquisition had occurred on January 31, 2011. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented. Such pro forma information is based on the historical financial statements of the Company combined with other estimates and assumptions to show the effect of the transaction as if it had taken place on January 31, 2011. As such, the pro forma results include adjustments to reflect additional interest expense associated with funding of the acquisition assuming that the acquisition related debt was incurred on January 31, 2011, in addition to incremental depreciation due to the increase in the fair value of property and equipment and incremental rent expense related to the amortization of unfavorable and favorable leases acquired. Finally, adjustments of $306 and $1,369 were made to selling, general and administrative expenses related to adjustments for certain transaction and integration costs incurred directly related to the acquisition for the thirteen weeks and thirty-nine weeks ended October 28, 2012, respectively.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(unaudited)		(unaudited)
Net sales	$46,037	$36,705	$139,288	$109,193
Net income / (loss)	$(975)	313	2,942	3,977

Net income / (loss) per share:
Basic	$(0.03)	$0.01	$0.08	$0.11
Diluted	$(0.03)	$0.01	$0.08	$0.10

11. Subsequent Events

On November 14, 2012, the Company, Starbucks Corporation (“Starbucks”) and Taj Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of Starbucks, entered into an Agreement and Plan of Merger (“Merger Agreement”), whereby each outstanding share of Teavana common stock, will automatically be converted into the right to receive $15.50 in cash, without interest (the “Merger Consideration”). Each Company option outstanding immediately prior to the merger, whether or not then vested and exercisable, will be cancelled and converted into the right to receive, for each share of common stock subject to such stock option, an amount in cash, without interest, equal to the excess, if any, of the Merger Consideration over the per share exercise price of such option. The consummation of the Merger is subject to customary closing conditions, including (i) receiving the required approval of Teavana’s stockholders, which approval was effected after execution of the Merger Agreement, by written consent of holders of Teavana common stock representing approximately 74% of the outstanding shares of common stock, (ii) 20 days having elapsed since the mailing to Teavana’s stockholders of a definitive information statement with respect to adoption of the Merger Agreement, and (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The information statement with respect to adoption of the Merger Agreement was mailed to Teavana’s stockholders on December 7, 2012. Early termination of the waiting period under the HSR Act was granted on November 27, 2012.

On November 19, 2012, a putative class action, entitled Rosenblum v. Teavana Holdings, Inc., et al., Case No. 2012CV224005, was filed against the Company, the members of its Board of Directors, Starbucks and Merger Sub in the Superior Court of Fulton County, State of Georgia. The complaint purports to be brought on behalf of all the Company’s stockholders (excluding the defendants and their affiliates). The complaint alleges that the members of the Board of Directors breached their fiduciary obligations to the Company’s stockholders in approving the Merger Agreement and by failing to make adequate disclosures to the Company’s stockholders, and that the other named defendants aided and abetted the breach of those duties. More specifically, the complaint alleges, among other things, that (i) the consideration to be paid to the Company’s stockholders in the proposed transaction is inadequate; (ii) the non-solicitation, termination fee and matching rights provisions of the Merger Agreement will hinder and deter other potential acquirers from seeking to acquire the Company on better terms than the proposed transaction; and (iii) the members of the Board of Directors are conflicted. The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the completion of the Merger, and an award of attorneys’ fees and expenses.

On November 27, 2012, a putative class action, entitled Rubin v. Teavana Holdings, Inc., et al., Case No. 8069-VCN, was filed against the Company, the members of its Board of Directors, SKM Partners, LLC (“SKM”), Starbucks and Merger Sub in the Court of Chancery of the State of Delaware. The complaint purports to be brought on behalf of all the Company’s stockholders (excluding the defendants and their affiliates). The complaint alleges that the members of the Board of Directors breached their fiduciary obligations to the Company’s stockholders in approving the Merger Agreement and by failing to make adequate disclosures to the Company’s stockholders, and that the Company, Starbucks and Merger Sub aided and abetted the breach of those duties. The complaint also alleges that several large stockholders of the Company, including the Company’s Chief Executive Officer and SKM, breached their fiduciary obligations to the Company’s stockholders by executing the written consent approving the Merger Agreement. More specifically, the complaint alleges, among other things, that (i) the Merger Consideration is inadequate; (ii) the execution of the written consent and the non-solicitation, termination fee and matching rights provisions of the Merger Agreement restrict the Company from soliciting other offers on more favorable terms than the proposed transaction; and (iii) the members of the Board of Directors are conflicted. The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the completion of the Merger, and an award of attorneys’ fees and expenses.

On December 4, 2012, a putative class action, entitled Bekkerman, et. al. v. Teavana Holdings, Inc. et al., Case No. 12A-10148-2, was filed against the Company, the members of its Board of Directors, Starbucks and Merger Sub in the Superior Court of Gwinnett County of the State of Georgia. The complaint purports to be brought on behalf of all the Company’s stockholders (excluding the defendants and their affiliates). The complaint alleges that the members of the Board of Directors breached their fiduciary obligations to the Company’s stockholders in approving the Merger Agreement and related agreements and by failing to make adequate disclosures to the Company’s stockholders, and that the Company, Starbucks and Merger Sub aided and abetted the breach of those duties. More specifically, the complaint alleges, among other things, that (i) the Merger Consideration is inadequate; (ii) the termination fee, no-solicitation, and matching rights provisions of the Merger Agreement restrict the Company from soliciting other offers on more favorable terms than the proposed transaction; and (iii) the members of the Board of Directors are conflicted. The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the completion of the Merger and an award of attorneys’ fees and expenses.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 28, 2012 and October 30, 2011 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” in our Annual Report on Form 10-K as filed with the SEC on April 13, 2012 and our Quarterly Report on Form 10-Q as filed with the SEC on September 10, 2012. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

•	interruptions in the flow of our imported products, including shipping disruptions related to natural or manmade causes;

•	the risk of a cyber security incident or other technological disruptions;

•	risks relating to our acquisition of Teaopia Limited, including that we may not be able to integrate its operations as planned or that such stores may not perform as planned;

•

risks related to our pending acquisition by Starbucks Corporation, including uncertainties as to the timing of consummation, the possibility that various closing conditions may not be satisfied or waived, and the effects of disruption from the acquisition on relationships with employees, customers and business partners; and

•

other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K under the Securities Act of 1934 filed with the SEC on April 13, 2012.

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

Overview

Teavana is a specialty retailer offering more than 100 varieties of premium loose-leaf teas, authentic artisanal teawares and other tea-related merchandise. We offer our products through 301 company-owned stores in 41 states and Canada, 19 franchised stores primarily in Mexico, as well as through our website, www.teavana.com.

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

On November 14, 2012, we, Starbucks Corporation (“Starbucks”) and Taj Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of Starbucks, entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby each outstanding share of Teavana common stock will automatically be converted into the right to receive $15.50 in cash, without interest (the “Merger Consideration”). Each Company option outstanding immediately prior to the merger, whether or not then vested and exercisable, will be cancelled and converted into the right to receive, for each share of common stock subject to such stock option, an amount in cash, without interest, equal to the excess, if any, of the Merger Consideration over the per share exercise price of such option. We expect the merger to be completed on or prior to December 31, 2012, subject to satisfaction of all closing conditions in the Merger Agreement; however, there can be no assurance that the merger will be completed at that time, or at all.

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

Comparable sales. Comparable sales include sales from all company-owned stores that have been open and owned for at least 15 full fiscal months, as in our experience our new stores generally open with higher than average sales volumes in the initial months following their opening, and e-commerce sales from our website, www.teavana.com. The trend of higher than average sales volumes for stores at opening usually extends for a period of at least three months, and comparability is typically achieved 12 months after the initial three-month period from the date of opening. In fiscal 2011 and prior fiscal years, sales from our website were included in “other sales”. There may be variations in the way in which certain other retailers calculate comparable sales. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable sales may not be comparable to similarly titled data made available from other retailers. Additionally, sales from stores acquired in the Teaopia Acquisition are excluded from comparable sales.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of store operating expenses, store pre-opening expenses and other administrative expenses. Store operating expenses are generally the largest component of selling, general and administrative expense and consist of all store expenses other than occupancy-related costs, which are included in cost of goods sold. Store pre-opening costs are expensed as incurred and represent the costs at a store prior to its opening date including occupancy, payroll and other operating costs. Other administrative expenses include transaction and integration expenses associated with the Teaopia Acquisition, transaction expenses associated with the pending Starbucks merger, professional fees, travel costs, occupancy and payroll costs (both cash and stock-based) for our store support center and other administrative expenses.

Selling, general and administrative expense typically does not vary proportionally with net sales to the same degree as our cost of goods sold. Accordingly, this expense as a percentage of sales is usually higher in lower-volume quarters and lower in higher-volume quarters. We expect that our selling, general and administrative expense will be higher in periods in which we are engaged in acquisition or merger activity. The components of selling, general and administrative expense may not be comparable to those of other retailers.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of depreciation of our leasehold improvements and equipment and, to a lesser extent, amortization of our finite-lived assets. We expect that depreciation expense will continue to increase as we open more stores.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(unaudited)		(unaudited)
	(dollars in thousands, except per share and store data)

Consolidated Statement of Operations Data:
Net sales	$46,037	$33,426	$133,436	$99,679
Cost of goods sold (exclusive of depreciation shown separately below)	20,320	12,749	54,089	37,386

Gross profit	25,717	20,677	79,347	62,293
Selling, general and administrative expense	25,349	17,511	69,158	47,636
Depreciation and amortization expense	2,585	1,554	6,530	4,257

Income / (loss) from operations	(2,217)	1,612	3,659	10,400
Interest expense, net	238	122	441	1,553

Income / (loss) before income taxes	(2,455)	1,490	3,218	8,847
Provision for / (benefit from) income taxes	(1,040)	554	1,278	3,556

Net income / (loss)	$(1,415)	$936	$1,940	$5,291

Net income / (loss) per share:
Basic	$(0.04)	$0.02	$0.05	$0.14
Diluted	$(0.04)	$0.02	$0.05	$0.14

Weighted average shares outstanding:
Basic	38,632,149	38,138,070	38,496,953	37,216,444
Diluted	38,632,149	38,965,104	39,152,380	38,029,119

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation shown separately below)	44.1%	38.1%	40.5%	37.5%

Gross profit	55.9%	61.9%	59.5%	62.5%
Selling, general and administrative expense	55.1%	52.4%	51.8%	47.7%
Depreciation and amortization expense	5.6%	4.6%	4.9%	4.3%

Income / (loss) from operations	(4.8%)	4.9%	2.8%	10.5%
Interest expense, net	0.5%	0.4%	0.3%	1.6%

Income / (loss) before income taxes	(5.3%)	4.5%	2.5%	8.9%
Provision for / (benefit from) income taxes	(2.2%)	1.7%	1.0%	3.6%

Net income / (loss)	(3.1%)	2.8%	1.5%	5.3%

Store Data (unaudited):

Number of stores at end of period	301	196	301	196
Comparable sales growth for period (1)	0.4%	8.5%	1.8%	8.7%
Comparable store sales growth for period, excluding e-commerce (2)	(1.7%)	6.0%	(0.4%)	6.2%
Average net sales per comparable store (in thousands) (3)	$168	$177	$555	$571
Gross square footage at end of period (in thousands)	279	180	279	180
Sales per gross square foot (4)	$158	$181	$530	$593

(1)	Includes comparable store sales from all company-owned stores that have been open and owned for at least 15 full fiscal months and sales from our website www.teavana.com. Comparability for stores is typically achieved 12 months after the initial three-month period from opening during which new stores typically experience higher-than-average sales volumes. Comparable sales exclude sales from stores obtained through the Teaopia Acquisition.

(2)	Comparable store sales, excluding e-commerce, represent sales from all company-owned stores that have been open and owned for at least 15 full fiscal months. Comparability is typically achieved 12 months after the initial three-month period from opening during which new stores typically experience higher-than-average sales volumes. Comparable sales, excluding e-commerce, exclude sales from stores obtained through the Teaopia Acquisition.

(3)	Average net sales per comparable store is calculated by dividing total sales per period for stores open and owned for at least 15 full fiscal months or more as of the beginning of each respective fiscal period by the total number of such stores. This methodology excludes the effects of the initial three-month period of higher-than-average sales volumes and also excludes e-commerce sales. Average net sales per comparable store also exclude sales from stores obtained through the Teaopia Acquisition.

(4)	Sales per gross square foot is calculated by dividing total net sales for all stores, excluding e-commerce and including the stores acquired in the Teaopia Acquisition, by the average gross square footage for the period. Average gross square footage for the period is calculated by dividing the sum of the total gross square footage at the beginning and at the end of each period by two. Sales per gross square foot, excluding sales from the stores acquired in the Teaopia Acquisition, were $168 and $554 in the thirteen weeks and thirty-nine weeks ended October 28, 2012, respectively.

The approximate percentages of net sales derived from our product categories were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
	(unaudited)
Product Categories:

Tea	59%	59%	59%	59%

Merchandise	35%	37%	36%	37%

Beverage	6%	4%	5%	4%

	100%	100%	100%	100%

Thirteen Weeks Ended October 28, 2012 Compared to Thirteen Weeks Ended October 30, 2011

Net Sales

Net sales increased by 37.7%, or $12.6 million, to $46.0 million in the thirteen weeks ended October 28, 2012 from $33.4 million in the thirteen weeks ended October 30, 2011, resulting from a $12.2 million increase in non-comparable store sales, a $0.1 million increase in comparable sales and a $0.3 million increase in other sales.

Non-comparable store sales increased by $12.2 million in the thirteen weeks ended October 28, 2012, driven primarily by the increase in the number of non-comparable stores period over period. There were 127 non-comparable stores as of October 28, 2012, including the 46 stores acquired in the Teaopia Acquisition on June 11, 2012, as compared to 71 non-comparable stores as of October 30, 2011. Net sales attributable to the stores acquired in the Teaopia Acquisition were $4.1 million in the thirteen weeks ended October 28, 2012.

Comparable store sales increased by 0.4%, or $0.1 million, at our comparable stores and through our website in the thirteen weeks ended October 28, 2012 due to an 8.1% increase in the number of transactions partially offset by a 7.7% decrease in the average transaction size in these channels. The number of transactions increased by 8.1% due principally to increased store transactions resulting primarily from increased beverage transactions, as well as due to increased transactions in our e-commerce business as our store openings in new and existing markets increased awareness of our brand and drove greater traffic to our website. Average transaction size decreased to $37 in the thirteen weeks ended October 28, 2012 as compared to $39 for the thirteen weeks ended October 30, 2011, due primarily to increased beverage transactions in our stores, which have a lower average ticket than tea and merchandise transactions. There were 174 comparable stores as of October 28, 2012 compared to 125 as of October 30, 2011. Comparable store sales, excluding e-commerce, decreased by 1.7% in the thirteen weeks ended October 28, 2012 due to a 7.9% decrease in the average transaction size partially offset by a 6.2% increase in the number of transactions. Excluding beverage only transactions, which represented only 5% of our comparable store sales but 29% of our transactions, our comparable store sales, excluding e-commerce, experienced a 0.7% increase in the number of transactions and a 3.2% decrease in the average transaction size.

Other sales increased by $0.3 million in the thirteen weeks ended October 28, 2012 due primarily to increased product sales to the Alshaya group for the initial stores scheduled to open later in fiscal 2012 and early in fiscal 2013 under our franchise development agreement signed in September 2011.

Gross Profit

Gross profit increased by 24.4%, or $5.0 million, to $25.7 million in the thirteen weeks ended October 28, 2012 from $20.7 million in the thirteen weeks ended October 30, 2011, due primarily to our growth in non-comparable store sales. Gross margin decreased to 55.9% in the thirteen weeks ended October 28, 2012 as compared to 61.9% in the thirteen weeks ended October 30, 2011. The decrease in gross margin is due primarily to lower gross margin on sales from stores acquired in the Teaopia Acquisition due to promotions to eliminate existing Teaopia inventory in advance of converting these stores to a Teavana format, lower leverage on Teaopia store occupancy costs compared to Teavana stores and significantly lower gross margin on other sales due to the increased product sales to the Alshaya group at near cost without any corresponding royalty revenue since no stores were open as of October 28, 2012 under the related franchise development agreement. Other drivers of the reduction in gross margin include higher distribution center costs tied to the roll-out of our new warehouse management system, higher shipping expenses from our e-commerce business and less leverage of Teavana store occupancy costs associated with softer comparable store sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 44.8%, or $7.8 million, to $25.3 million in the thirteen weeks ended October 28, 2012 from $17.5 million in the thirteen weeks ended October 30, 2011. As a percentage of net sales, selling, general and administrative expense increased to 55.1% in the thirteen weeks ended October 28, 2012 from 52.4% in the thirteen weeks ended October 30, 2011.

Store operating expenses increased by 48.7%, or $5.6 million, in the thirteen weeks ended October 28, 2012, due primarily to the operation of 301 stores as of this date as compared to the operation of 196 stores as of October 30, 2011. As a percentage of net sales, store operating expenses increased to 37.0% in the thirteen weeks ended October 28, 2012 from 34.3% in the thirteen weeks ended October 30, 2011. Store operating expenses included one-time integration expenses of $0.2 million related to the conversion of Teaopia stores. Store operating expenses as a percentage of net sales from stores increased to 39.9% for the thirteen weeks ended October 28, 2012 from 37.0% for the thirteen weeks ended October 30, 2011 due primarily to the stores acquired in the Teaopia Acquisition, which generate higher store operating expenses as a percentage of net sales than Teavana stores due to their generally lower net sales.

Store pre-opening expenses increased by 27.6%, or $0.2 million, in the thirteen weeks ended October 28, 2012 due primarily to the timing of the construction and opening of new stores in the thirteen weeks ended October 28, 2012 compared to the timing of construction and opening of new stores in the thirteen weeks ended October 30, 2011. As a percentage of net sales, store pre-opening expenses decreased to 2.0% in the thirteen weeks ended October 28, 2012 as compared to 2.1% in the thirteen weeks ended October 30, 2011.

Other administrative expenses increased by 38.6%, or $2.0 million, in the thirteen weeks ended October 28, 2012 due primarily to the increased cost to support 301 stores in operation as of October 28, 2012 compared to 196 stores as of October 30, 2011, including additional support staff and infrastructure to integrate and operate the 46 stores acquired in the Teaopia Acquisition. The increase also included $0.5 million of transaction and other one-time expenses related to the Teaopia Acquisition, the pending Starbucks merger and set-up costs for our Luxembourg entity. As a percentage of net sales, other administrative expenses increased to 16.1% in the thirteen weeks ended October 28, 2012 as compared to 16.0% for the thirteen weeks ended October 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by 66.3%, or $1.0 million, to $2.6 million in the thirteen weeks ended October 28, 2012 from $1.6 million in the thirteen weeks ended October 30, 2011 due primarily to capital expenditures of approximately $24.2 million incurred during the trailing four quarters to build new stores and, to a lesser extent, for continued leasehold improvements at our store support center and distribution center and $6.9 million to acquire Teaopia-related fixed assets in the Teaopia Acquisition. As a percentage of net sales, depreciation and amortization expense increased to 5.6% for the thirteen weeks ended October 28, 2012 as compared to 4.6% for the thirteen weeks ended October 30, 2011.

Interest Expense, Net

Interest expense, net increased by 95.1%, or $0.1 million, to $0.2 million in the thirteen weeks ended October 28, 2012 from $0.1 million in the thirteen weeks ended October 30, 2011 due to greater borrowings on our revolving facility resulting from the Teaopia Acquisition.

Provision for Income Taxes

Provision for income taxes changed to a $1.0 million tax benefit in the thirteen weeks ended October 28, 2012 from a $0.6 million tax provision in the thirteen weeks ended October 30, 2011, due primarily to our incurrence of a loss before income taxes of $2.5 million in the thirteen weeks ended October 28, 2012 as compared to income before income taxes of $1.5 million in the thirteen weeks ended October 30, 2011. Our effective tax rates were 42.4% and 37.2% for the thirteen weeks ended October 28, 2012 and October 30, 2011, respectively. Our quarterly tax rate increased as a result of the adjustment to reflect our estimated annual tax rate and a return to provision adjustment.

Net Income

As a result of the factors above, net income decreased by $2.3 million to a net loss of $1.4 million in the thirteen weeks ended October 28, 2012 as compared to net income of $0.9 million in the thirteen weeks ended October 30, 2011. Net income / (loss) as a percentage of net sales decreased to (3.1)% in the thirteen weeks ended October 28, 2012 from 2.8% in the thirteen weeks ended October 30, 2011.

Thirty-Nine Weeks Ended October 28, 2012 Compared to Thirty-Nine Weeks Ended October 30, 2011

Net Sales

Net sales increased by 33.9%, or $33.8 million, to $133.4 million in the thirty-nine weeks ended October 28, 2012 from $99.7 million in the thirty-nine weeks ended October 30, 2011, resulting from a $31.6 million increase in non-comparable store sales, a $1.6 million increase in comparable sales, and a $0.6 million increase in other sales.

Non-comparable store sales increased by $31.6 million in the thirty-nine weeks ended October 28, 2012, driven primarily by the increase in the number of non-comparable stores period over period. There were 127 non-comparable stores as of October 28, 2012, including the 46 stores acquired in the Teaopia Acquisition on June 11, 2012, as compared to 71 non-comparable stores as of October 30, 2011.

Comparable sales increased by 1.8%, or $1.6 million, at our comparable stores and through our website in the thirty-nine weeks ended October 28, 2012 due to a 5.7% increase in the number of transactions partially offset by a 3.9% decrease in the average transaction size in these channels. The number of transactions increased by 5.7% due principally to increased transactions in our stores resulting primarily from increased beverage transactions, as well as due to increased transactions in our e-commerce business as our store openings in new and existing markets increased awareness of our brand and drove greater traffic to our website. Average transaction size decreased slightly to approximately $38 in the thirty-nine weeks ended October 28, 2012 as compared to $39 in the thirty-nine weeks ended October 30, 2011, due primarily to increased beverage transactions in our stores, which have a lower average ticket than tea and merchandise transactions. There were 174 comparable stores as of October 28, 2012 compared to 125 as of October 30, 2011. Comparable store sales, excluding e-commerce, decreased by 0.4% in the thirty-nine weeks ended October 28, 2012 due to a 4.3% decrease in the average transaction size partially offset by a 3.9% increase in the number of transactions. Excluding beverage only transactions, which represented only 5% of our comparable store sales but 28% of our transactions in the thirty-nine weeks ended October 28, 2012, our comparable store sales, excluding e-commerce, experienced a 0.7% decrease in the number of transactions and a 0.3% decrease in the average transaction size.

Other sales increased by $0.6 million in the thirty-nine weeks ended October 28, 2012 due primarily to increased product sales to the Alshaya group for the initial stores scheduled to open later in fiscal 2012 and early in fiscal 2013 under our franchise development agreement signed in September 2011.

Gross Profit

Gross profit increased by 27.4%, or $17.1 million, to $79.3 million in the thirty-nine weeks ended October 28, 2012 from $62.3 million in the thirty-nine weeks ended October 30, 2011, due primarily to our growth in non-comparable store sales. Gross margin decreased to 59.5% in the thirty-nine weeks ended October 28, 2012 as compared to 62.5% in the thirty-nine weeks ended October 30, 2011. The decrease in gross margin is due primarily to lower gross margin on sales from stores acquired in the Teaopia Acquisition due to promotions to eliminate existing Teaopia inventory in advance of converting these stores to a Teavana format, lower leverage of Teaopia store occupancy costs compared to Teavana stores and significantly lower gross margin on other sales due to increased product sales to the Alshaya group at near cost without any corresponding royalty revenue since no stores are open yet under the related franchise development agreement. An additional driver of the reduction in gross margin is due to less leverage of Teavana store occupancy costs associated with softer comparable store sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 45.2%, or $21.5 million, to $69.2 million in the thirty-nine weeks ended October 28, 2012 from $47.6 million in the thirty-nine weeks ended October 30, 2011. As a percentage of net sales, selling, general and administrative expense increased to 51.8% in the thirty-nine weeks ended October 28, 2012 from 47.7% in the thirty-nine weeks ended October 30, 2011.

Store operating expenses increased by 42.6%, or $13.6 million, in the thirty-nine weeks ended October 28, 2012, due primarily to the operation of 301 stores as of this date as compared to the operation of 196 stores as of October 30, 2011. As a percentage of net sales, store operating expenses increased to 34.1% in the thirty-nine weeks ended October 28, 2012 from 32.0% in the thirty-nine weeks ended October 30, 2011. Store operating expenses include one-time integration expenses of $0.2 million related to the conversion of the Teaopia stores. Store operating expenses as a percentage of net sales from stores increased to 37.1% for the thirty-nine weeks ended October 28, 2012 from 34.8% for the thirty-nine weeks ended October 30, 2011 due primarily to the stores acquired in the Teaopia Acquisition, which generate higher store operating expenses as a percentage of net sales than Teavana stores due to their generally lower net sales.

Store pre-opening expenses increased by 44.0%, or $0.9 million, in the thirty-nine weeks ended October 28, 2012 due primarily to the timing of the construction and opening of new stores in the thirty-nine weeks ended October 28, 2012 compared to the timing of the construction and opening of new stores in the thirty-nine weeks ended October 30, 2011. As a percentage of net sales, store pre-opening expenses increased to 2.3% in the thirty-nine weeks ended October 28, 2012 as compared to 2.1% in the thirty-nine weeks ended October 30, 2011.

Other administrative expenses increased by 51.2%, or $7.0 million, in the thirty-nine weeks ended October 28, 2012 due primarily to the increased cost to support 301 stores in operation as of October 28, 2012 compared to 196 stores as of October 30, 2011, including additional support staff to integrate and operate the 46 stores acquired in the Teaopia Acquisition. The increase was also driven by transaction and integration expenses of $1.6 million related to the Teaopia Acquisition and $0.5 million in other one-time expenses. Other one-time expenses include transaction expenses related to the pending Starbucks merger and set-up costs for our Luxembourg entity. In addition, we experienced an increase in other administrative expenses of approximately $1.2 million relating to stock compensation expense and other costs associated with being a public company such as increased board fees, insurance premiums, professional service fees and payroll costs for additional finance, legal and compliance personnel for the thirty-nine weeks ended October 28, 2012 as compared to the thirty-nine weeks ended October 30, 2011.

As a percentage of net sales, other administrative expenses increased to 15.4% in the thirty-nine weeks ended October 28, 2012 as compared to 13.6% for the thirty-nine weeks ended October 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by 53.4%, or $2.2 million, to $6.5 million in the thirty-nine weeks ended October 28, 2012 from $4.3 million in the thirty-nine weeks ended October 30, 2011 due primarily to capital expenditures of approximately $24.2 million incurred during the trailing four quarters to build new stores and, to a lesser extent, for leasehold improvements at our store support center and distribution center and $6.9 million to acquire Teaopia-related fixed assets in the Teaopia Acquisition. As a percentage of net sales, depreciation and amortization expense increased to 4.9% for the thirty-nine weeks ended October 28, 2012 as compared to 4.3% for the thirty-nine weeks ended October 30, 2011.

Interest Expense, Net

Interest expense, net decreased by 71.6%, or $1.2 million, to $0.4 million in the thirty-nine weeks ended October 28, 2012 from $1.6 million in the thirty-nine weeks ended October 30, 2011 due primarily to the elimination of approximately $1.2 million in accretion from our Series A redeemable preferred stock. The Series A redeemable preferred stock was redeemed at the consummation of our Offering on August 2, 2011.

Provision for Income Taxes

Our provision for income taxes decreased by 64.1%, or $2.3 million, to $1.3 million in the thirty-nine weeks ended October 28, 2012 from $3.6 million in the thirty-nine weeks ended October 30, 2011. Our effective tax rates were 39.7% and 40.2% for the thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively.

Net Income

As a result of the factors above, net income decreased by 63.3%, or $3.4 million, to $1.9 million in the thirty-nine weeks ended October 28, 2012 from $5.3 million in the thirty-nine weeks ended October 30, 2011. Net income as a percentage of net sales decreased to 1.5% in the thirty-nine weeks ended October 28, 2012 from 5.3% in the thirty-nine weeks ended October 30, 2011.

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

Cash Flows

A summary of our cash flows from operating, investing and financing activities for the thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively, is presented in the following table:

	Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011
	(unaudited) (dollars in thousands)
Cash flows provided by / (used in):
Operating activities	$6,619	$(4,917)
Investing activities	(46,105)	(13,785)
Financing activities	22,578	10,835

Effect of exchange rates on cash and cash equivalents	(2)	2

Decrease in cash and cash equivalents	$(16,910)	$(7,865)

Operating Activities

Cash flows generated by operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization expense, stock-based compensation expense, deferred taxes and the effect of working capital changes.

	Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011
	(unaudited) (dollars in thousands)
Cash flows from operating activities:

Net income	$1,940	$5,291

Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization expense	6,530	4,257
Non-cash interest expense	69	1,304
Stock-based compensation expense	863	527
Excess tax benefit from stock option exercises	(2,442)	(2,577)
Other	(427)	150
Change in operating assets and liabilities	86	(13,869)

Net cash provided by / (used in) operating activities	$6,619	$(4,917)

Net cash provided by operating activities increased by $11.5 million to $6.6 million during the thirty-nine weeks ended October 28, 2012 from $4.9 million in net cash used in operating activities during the thirty-nine weeks ended October 30, 2011. This increase was primarily due to a decrease in cash used by net working capital components of approximately $14.0 million partially offset by a decrease of net income of approximately $3.4 million, less the net effect of $0.9 million in other adjustments as detailed in the table above. The decrease in cash used by net working capital components at the end of the thirty-nine weeks ended October 28, 2012 is due primarily to more efficient inventory management in the thirty-nine weeks ended October 28, 2012 as compared to the prior year period.

Investing Activities

Cash flows used in investing activities consist primarily of cash used to pay the Teaopia Acquisition adjusted purchase price of $27.0 million. This cash outlay was coupled with capital expenditures of approximately $19.1 million for new stores and, to a lesser extent, for existing stores, as well as for investments in our information technology systems, our distribution center and our store support center, to support our planned growth.

Capital expenditures increased by $5.3 million to $19.1 million in the thirty-nine weeks ended October 28, 2012 from $13.8 million in the thirty-nine weeks ended October 30, 2011. This increase was due primarily to the timing and number of new store build-outs and increased infrastructure investments. We opened 55 new stores in the thirty-nine weeks ended October 28, 2012 compared to 50 new stores in the thirty-nine weeks ended October 30, 2011.

Financing Activities

Cash flows from financing activities consist primarily of borrowings and payments on our revolving credit facility.

	Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011
	(unaudited) (dollars in thousands)
Cash flows from financing activities:
Proceeds from revolving credit facility	$151,055	$113,152
Payments on revolving credit facility	(131,428)	(109,652)
Proceeds from initial public offering, net	—	15,322
Cash paid for financing costs	(15)	(433)
Proceeds from stock option exercises	524	552
Excess tax benefit from stock option exercises	2,442	2,577
Payment to redeem Series A redeemable preferred stock liability	—	(10,683)

Net cash provided by financing activities	$22,578	$10,835

Net cash provided by financing activities increased by $11.7 million to $22.6 million in the thirty-nine weeks ended October 28, 2012 as compared to $10.8 million in net cash provided by financing activities in the thirty-nine weeks ended October 30, 2011. This increase was primarily attributable to an increase in net borrowings during the period.

Revolving Credit Facility

On June 12, 2008, we entered into a loan and security agreement with Fifth Third Bank for a three-year revolving credit facility (the “Credit Agreement”). On April 22, 2011, we entered into an amendment to the Credit Agreement that, among other things, extends the maturity of this facility until April 22, 2016. On October 6, 2011, we entered into a second amendment that, among other things, permitted the creation of a foreign subsidiary and certain inter-company transfers. On April 15, 2012, we entered into a third amendment, which became effective upon the completion of the Teaopia Acquisition. The third amendment provides Fifth Third’s consent to the Teaopia Acquisition, lowers the applicable margin for advances, permits new store capital expenditures for locations acquired in the Teaopia Acquisition and increases the Maximum Revolving Facility (as defined) to $50.0 million through December 31, 2012 and $40.0 million on and after January 1, 2013.

On July 31, 2012, the Company and certain of its subsidiaries entered into Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement (the Credit Agreement, as amended, is referred to as the “Amended Credit Agreement”). The Fourth Amendment provides for the creation of a subsidiary (Teavana LuxCo, a Luxembourg société à responsabilité limitée), establishes a cap on investments that may be made into Teavana Canada, Inc., releases a pledge of 65% of the shares of Teavana Canada, Inc., grants a pledge of 65% of the shares of Teavana LuxCo and consents to certain transactions in connection with the formation of Teavana LuxCo.

Under the revolving credit facility, our borrowing capacity is equal to the lesser of (i) the Maximum Revolving Facility (as defined), less the undrawn face amount of any letters of credit outstanding at the time a drawdown on the revolving credit facility is made, and (ii) the Borrowing Base (as defined). The Maximum Revolving Facility is equal to $50.0 million through December 31, 2012 and $40.0 million on and after January 1, 2013. The Borrowing Base is defined as the sum of (i) 200% of Consolidated EBITDA (as defined) for the most recent trailing twelve-month period for which financial statements are available, minus (ii) the aggregate undrawn face amount of any letters of credit outstanding at the time a drawdown on the revolving credit facility is made, minus (iii) such reserves as may be established by the lender in its Permitted Discretion (as defined) but not to exceed 35% of the Borrowing Base. The credit facility includes a $5.0 million sublimit for the issuance of letters of credit. Our excess borrowing capacity was $29.7 million as of October 28, 2012, with $19.6 million outstanding under our revolving credit facility and undrawn face amounts on letters of credit of $0.6 million as of that date.

Indebtedness incurred under the revolving credit facility bears interest at a rate of LIBOR plus an applicable margin of 4.0% through the First Amendment Date (as defined), and rates that range from 3.0% to 4.5% thereafter based on our Company’s Consolidated Leverage Ratio or the lender’s base commercial lending rate, plus an applicable margin of 1.0%. Any outstanding debt would have borne interest at a rate of 4.25% under the lender’s base commercial lending rate option as of October 28, 2012.

The Amended Credit Agreement includes certain financial covenants. The financial covenants include the requirements to: (i) maintain a ratio of Consolidated Free Cash Flow to Consolidated Fixed Charges (as such terms are defined); (ii) maintain a ratio of Debt (as defined) to Consolidated EBITDA; (iii) limit our annual Consolidated Capital Expenditures (as defined); and (iv) limit our Consolidated Net Capital Expenditures (defined as Consolidated Capital Expenditures minus a specified amount of capital expenditures related to new store openings determined on the basis of our Consolidated Leverage Ratio). The Amended Credit Agreement also includes customary negative and affirmative covenants. The negative covenants include, among others, limitations on: indebtedness; the payment of dividends; liens; the disposition of assets; consolidations and mergers; loans and investments; transactions with affiliates; restricted payments; sale-leaseback transactions; incurrence of certain restrictions by subsidiaries; other negative pledges; and foreign assets. The affirmative covenants include, among others, the requirement to provide audited annual and unaudited monthly financial statements, quarterly and annual compliance certificates, and other financial and operating information. It is management’s belief that we were in compliance with the financial covenants and other covenants applicable to us under the Amended Credit Agreement on all respective measurement dates.

Indebtedness incurred under the Amended Credit Agreement was collateralized by substantially all of our U.S. assets and 65% of the common stock of Teavana LuxCo as of October 28, 2012.

Off-Balance Sheet Arrangements

As of and for the thirty-nine weeks ended October 28, 2012, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments (unaudited)

The following table summarizes our contractual obligations as of October 28, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total Obligations	<1 Year (1)	2-3 Years	4-5 Years	Thereafter
	(dollars in thousands)
Operating lease obligations (2)	$185,266	$3,644	$46,540	$45,715	$89,367
Construction-related obligations	2,256	2,256	—	—	—
Purchase obligations (3)	15,633	15,633	—	—	—

Total contractual obligations	$203,155	$21,533	$46,540	$45,715	$89,367

(1)	The obligations in this column represent known cash requirements from October 29, 2012 through the end of fiscal 2012 on February 3, 2013.
(2)	Operating lease obligations reflect base rent and exclude insurance, taxes, maintenance and other related leasing costs. Other related leasing costs including insurance, taxes and maintenance comprise approximately 40% of the base rent obligation.
(3)	Purchase obligations consist primarily of inventory purchase orders. Our inventory purchase orders are generally cancellable with limited or no recourse available to the vendor until the inventory is shipped to us.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K filed with the SEC on April 13, 2012. We believe that there have been no significant changes to our critical accounting policies during the thirty-nine weeks ended October 28, 2012 apart from those previously disclosed in our Annual Report, except for the following:

Goodwill

The Company accounts for goodwill in accordance with ASC Topic No. 350, Intangibles – Goodwill and Other (“ASC 350”). The Company does not amortize goodwill. Management reviews goodwill for impairment annually on October 1 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting unit to which the goodwill relates based on the fair value of the Company as a whole. The fair value of the Company is the amount for which the Company could be sold in a current transaction between willing parties. If the reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value.

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

Foreign Exchange Risk

Prior to completing the Teaopia Acquisition on June 11, 2012, we had not historically generated a significant portion of our net sales in any currency other than the U.S. dollar. However, during the thirteen weeks ended October 28, 2012, approximately 11% of our net sales were generated in Canadian dollars. We also currently source a portion of our inventory of teas and tea-related merchandise in Europe and Japan and incur a limited portion of those related costs in Euro and in Japanese yen. Historically, we have not been impacted materially by fluctuations in the U.S. dollar/Canadian dollar, U.S. dollar/Euro and U.S. dollar/Japanese yen exchange rates and do not expect to be impacted materially for the foreseeable future. Our net sales generated in Canadian dollars and our foreign denominated payables would not have been materially affected by a 10% adverse change in foreign currency exchange rates for the thirty-nine weeks ended October 28, 2012 and the thirty-nine weeks ended October 30, 2011. However, if our purchases of inventory in Euro and in Japanese yen increase, and to the extent that we continue to generate more net sales outside of the United States that are denominated in currencies other than the U.S. dollar than we have historically (which we expect to occur as a result of the Teaopia Acquisition and our further expansion into Canada), our results of operations could be adversely impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations and do not currently intend to do so for the immediate future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen weeks ended October 28, 2012, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to October 28, 2012, we and the members of our Board of Directors were named as defendants in the following three legal proceedings:

1. On November 19, 2012, a putative class action, entitled Rosenblum v. Teavana Holdings, Inc., et al., Case No. 2012CV224005, was filed against the Company, the members of its Board of Directors, Starbucks Corporation (“Starbucks”) and TAJ Acquisition Corp. (“Merger Sub”) in the Superior Court of Fulton County, State of Georgia. The complaint purports to be brought on behalf of all the Company’s stockholders (excluding the defendants and their affiliates). The complaint alleges that the members of the Board of Directors breached their fiduciary obligations to the Company’s stockholders in approving the Agreement and Plan of Merger Agreement, dated as of November 14, 2002, by and among Starbucks, Merger Sub and the Company and related agreements (collectively, the “Merger Agreement”) and by failing to make adequate disclosures to the Company’s stockholders, and that the other named defendants aided and abetted the breach of those duties. More specifically, the complaint alleges, among other things, that (i) the consideration to be paid to the Company’s stockholders in the proposed transaction is inadequate; (ii) the no-solicitation, termination fee and matching rights provisions of the Merger Agreement will hinder and deter other potential acquirers from seeking to acquire the Company on better terms than the proposed transaction; and (iii) the members of the Board of Directors are conflicted. The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the completion of the Merger, and an award of attorneys’ fees and expenses.

2. On November 27, 2012, a putative class action, entitled Rubin v. Teavana Holdings, Inc., et al., Case No. 8069-VCN, was filed against the Company, the members of its Board of Directors, SKM Partners, LLC (“SKM”), Starbucks and Merger Sub in the Court of Chancery of the State of Delaware. The complaint purports to be brought on behalf of all the Company’s stockholders (excluding the defendants and their affiliates). The complaint alleges that the members of the Board of Directors breached their fiduciary obligations to the Company’s stockholders in approving the Merger Agreement and by failing to make adequate disclosures to the Company’s stockholders, and that the Company Parent and Merger Sub aided and abetted the breach of those duties. The complaint also alleges that several large stockholders of the Company, including the Company’s Chief Executive Officer and SKM, breached their fiduciary obligations to the Company’s stockholders by executing the written consent approving the Merger Agreement. More specifically, the complaint alleges, among other things, that (i) the Merger Consideration is inadequate; (ii) the execution of the written consent and the no-solicitation, termination fee and matching rights provisions of the Merger Agreement restrict the Company from soliciting other offers on more favorable terms than the proposed transaction; and (iii) the members of the Board of Directors are conflicted. The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the completion of the Merger, and an award of attorneys’ fees and expenses.

3. On December 4, 2012, a putative class action, entitled Bekkerman, et. al. v. Teavana Holdings, Inc. et al., Case No.
12A-10148-2, was filed against the Company, the members of its Board of Directors, Starbucks and Merger Sub in the Superior Court of Gwinnett County of the State of Georgia. The complaint purports to be brought on behalf of all the Company’s stockholders (excluding the defendants and their affiliates). The complaint alleges that the members of the Board of Directors breached their fiduciary obligations to the Company’s stockholders in approving the Merger Agreement and related agreements and by failing to make adequate disclosures to the Company’s stockholders, and that the Company, Starbucks and Merger Sub aided and abetted the breach of those duties. More specifically, the complaint alleges, among other things, that (i) the Merger Consideration is inadequate; (ii) the termination fee, no-solicitation, and matching rights provisions of the Merger Agreement restrict the Company from soliciting other offers on more favorable terms than the proposed transaction; and (iii) the members of the Board of Directors are conflicted. The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the completion of the Merger and an award of attorneys’ fees and expenses.

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

Item 1A – Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2012.

If the Merger contemplated by the Merger Agreement with Starbucks and Merger Sub does not occur, it could have a material adverse effect on our business, results of operations, and financial condition.

On November 14, 2012, the Company, Starbucks and Merger Sub entered into the Merger Agreement. Upon consummation of the Merger, each outstanding share of Teavana common stock will automatically be converted into the right to receive $15.50 in cash, without interest. We cannot predict whether the closing conditions for the Merger set forth in the Merger Agreement will be satisfied, and the transactions contemplated by the Merger Agreement may be delayed or abandoned before completion if certain events occur. If the conditions to the transactions set forth in the Merger Agreement are not satisfied or waived pursuant to the Merger Agreement, or if the transactions are not completed for any other reason, (i) the market price of our common stock could significantly decline; (ii) we will remain liable for the significant expenses that we have incurred related to the transaction, including legal and financial advisor fees; (iii) we may experience substantial disruption in our sales, and operating activities, and the loss of key personnel, customers, suppliers, and other third-party relationships, any of which could materially and adversely affect us and our business, operating results, and financial condition; and (iv) we may have difficulty attracting and retaining key personnel. Until the closing of the Merger, it is possible that the focus of our management team and employees may be diverted, and that there may be a negative reaction to the Merger on the part of our customers, employees, suppliers, or other third-party relationships. The Merger Agreement also contains certain limitations regarding our business operations prior to completion of the Merger.

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

TEAVANA HOLDINGS, INC.

By:	/s/ Daniel P. Glennon
Daniel P. Glennon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	December 10, 2012